Form 10-Q
period 2023-09-30
Lexeo Therapeutics, Inc.
filed 2023-12-11
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41855

Lexeo Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-4012572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue South, Floor 6
New York, NY	10010
(Address of principal executive offices)	(Zip Code)

(212) 547-9879

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock ($0.0001 par value)	LXEO	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 26,645,538 shares of common stock outstanding as of December 7, 2023.

-i-

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•
the timing, progress and results of our preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the timing of our planned investigational new drug, or IND, submissions, initiation of planned clinical trials and timing of expected clinical results for LX2006, LX1001, LX2020, if applicable, and our other future product candidates;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for LX2006, LX1001, LX2020 and any other product candidates;
•
the impact of public health crises (such as COVID-19) and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, CROs, other service providers, and collaborators with whom we conduct business;
•
our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•
our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our reliance on third party manufacturing partners to comply with significant regulations with respect to manufacturing our products;
•
our expectations regarding the scope of any approved indication for LX2006, LX1001, LX2020 or any other product candidate;
•
our ability to successfully commercialize our product candidates, if approved;
•
our ability to leverage our platform to identify and develop future product candidates;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;
•
our ability to establish or maintain collaborations or strategic relationships;
•
our ability to identify, recruit and retain key personnel;
•
our reliance upon intellectual property licensed from third parties and our ability to obtain such licenses on commercially reasonable terms or at all;
•
our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

-ii-

•
our financial performance;
•
our competitive position and the development of and projections relating to our competitors or our industry;
•
our estimates regarding future revenue, expenses and needs for additional financing;
•
the impact of laws and regulations; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10‑Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part II. Item 1A and elsewhere in this Quarterly Report on Form 10‑Q. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

In addition, any forward-looking statement in this Quarterly Report on Form 10-Q represents our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,449	$77,335
Prepaid expenses	1,414	2,342
Other current assets	2,011	371
Total current assets	38,874	80,048
Restricted cash	3,252	3,253
Property and equipment, net	980	998
Lease right-of-use assets - finance, net	1,842	2,069
Lease right-of-use assets - operating	9,776	10,708
Total assets	$54,724	$97,076

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,655	$2,678
Taxes payable	16	506
Accrued expenses and other current liabilities	11,804	6,420
Accrued bonuses	1,816	1,911
Convertible SAFE note, net	4,147	-
Current portion of lease liabilities - finance	519	547
Current portion of lease liabilities - operating	2,078	2,287
Total current liabilities	23,035	14,349
Non-current liabilities
Non-current portion of lease liabilities - finance	1,351	1,648
Non-current portion of lease liabilities - operating	8,113	9,000
Total liabilities	32,499	24,997

Commitments and contingencies (Note 12)
Series A convertible preferred stock, $0.0001 par value; 85,495,722 shares authorized, issued, and outstanding as of September 30, 2023 and December 31, 2022; aggregate liquidation value of $85,496 as of September 30, 2023 and December 31, 2022	85,268	85,268
Series B convertible preferred stock, $0.0001 par value; 58,157,824 shares authorized as of September 30, 2023 and December 31, 2022; 58,157,823 shares issued and outstanding as of September 30, 2023 and December 31, 2022; aggregate liquidation value of $100,060 as of September 30, 2023 and December 31, 2022	99,765	99,765
Stockholders' and members' deficit:
Common stock, $0.0001 par value, 18,125,051 shares authorized as of September 30, 2023 and December 31, 2022; 1,660,650 shares issued and 1,633,206 shares outstanding as of September 30, 2023; 1,648,734 shares issued and 1,607,185 shares outstanding as of December 31, 2022	-	-
Additional paid-in capital	4,845	2,492
Accumulated deficit	(167,653)	(115,446)
Total stockholders' deficit	(162,808)	(112,954)
Total liabilities, convertible preferred stock, stockholders' deficit	$54,724	$97,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lexeo Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$-	$531	$-	$654
Total revenue	-	531	-	654
Operating expenses
Research and development	17,246	15,362	44,920	37,775
General and administrative	3,027	2,651	8,619	8,191
Total operating expenses	20,273	18,013	53,539	45,966
Operating loss	(20,273)	(17,482)	(53,539)	(45,312)
Other income and expense
Gain (loss) on fair value adjustment to convertible SAFE note	(272)	-	(272)	-
Other income (expense)	1	-	(6)	-
Interest expense	(52)	(29)	(155)	(37)
Interest income	488	456	1,765	649
Total other income and expense	165	427	1,332	612
Loss from operations before income taxes	(20,108)	(17,055)	(52,207)	(44,700)
Income taxes	-	-	-	-
Net loss and comprehensive loss	$(20,108)	$(17,055)	$(52,207)	$(44,700)

Net loss per common share, basic and diluted	$(12.36)	$(10.38)	$(32.24)	$(27.50)

Weighted average number of shares outstanding used in computation of net loss per common share, basic and diluted	1,626,734	1,643,122	1,619,152	1,625,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lexeo Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands, except share amounts)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2022	143,653,545	$185,013	1,580,651	$-	$567	$(56,169)	$(55,602)
Proceeds from issuance of series A convertible preferred stock	-	20	-	-	-	-	-
Exercise of stock options	-	-	48,313	-	235	-	235
Proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities, net of amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	(60,333)	-	(235)	-	(235)
Stock-based compensation expense	-	-	-	-	275	-	275
Net loss	-	-	-	-	-	(12,502)	(12,502)
Balances at March 31, 2022	143,653,545	$185,033	1,568,631	$-	$842	$(68,671)	$(67,829)
Exercise of stock options	-	-	14,158	-	69	-	69
Proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities, net of amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	(9,832)	-	(69)	-	(69)
Stock-based compensation expense	-	-	-	-	554	-	554
Net loss	-	-	-	-	-	(15,143)	(15,143)
Balances at June 30, 2022	143,653,545	$185,033	1,572,957	$-	$1,396	$(83,814)	$(82,418)
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	17,629	-	64	-	64
Stock-based compensation expense	-	-	-	-	431	-	431
Net loss	-	-	-	-	-	(17,055)	(17,055)
Balances at September 30, 2022	143,653,545	$185,033	1,590,586	$-	$1,891	$(100,869)	$(98,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lexeo Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands, except share amounts)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2023	143,653,545	$185,033	1,607,185	$-	$2,492	$(115,446)	$(112,954)
Exercise of stock options	-	-	1,494	-	12	-	12
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	5,325	-	21	-	21
Stock-based compensation expense	-	-	-	-	397	-	397
Net loss	-	-	-	-	-	(18,658)	(18,658)
Balances at March 31, 2023	143,653,545	$185,033	1,614,004	$-	$2,922	$(134,104)	$(131,182)
Exercise of stock options	-	-	2,342	-	9	-	9
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	5,708	-	26	-	26
Stock-based compensation expense	-	-	-	-	969	-	969
Net loss	-	-	-	-	-	(13,441)	(13,441)
Balances at June 30, 2023	143,653,545	$185,033	1,622,054	$-	$3,926	$(147,545)	$(143,619)
Exercise of stock options	-	-	8,080	-	30	-	30
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	3,072	-	16	-	16
Stock-based compensation expense	-	-	-	-	873	-	873
Net loss	-	-	-	-	-	(20,108)	(20,108)
Balances at September 30, 2023	143,653,545	$185,033	1,633,206	$-	$4,845	$(167,653)	$(162,808)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lexeo Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(52,207)	$(44,700)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of right-of-use asset, operating	932	580
Amortization of right-of-use assets, finance	227	58
Stock based compensation expense	2,239	1,260
Depreciation and amortization expense	194	62
Change in fair value of convertible SAFE note liability	272	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	292	(1,062)
Security deposits	-	3
Accounts payable	(574)	795
Change in deferred income	-	(46)
Accrued expenses and other current liabilities	4,701	5,384
Taxes payable	(490)	(163)
Lease liability, operating	(1,096)	(114)
Lease liabilities, finance	(5)	9
Net cash used in operating activities	(45,515)	(37,934)
Cash flows from investing activities:
Purchase of internal use software	(50)	(147)
Purchase of property and equipment	(42)	(647)
Net cash used in investing activities	(92)	(794)
Cash flows from financing activities:
Proceeds from issuance of series A convertible preferred stock	-	21
Proceeds from exercise of stock options	51	304
Payments on finance leases	(320)	(55)
Payments of issuance costs on convertible SAFE Note	(11)	-
Proceeds from issuance of convertible SAFE Note	4,000	-
Net cash provided by financing activities	3,720	270
Net change in cash, cash equivalents and restricted cash	(41,887)	(38,458)
Total cash, cash equivalents and restricted cash at beginning of period	80,588	135,860
Total cash, cash equivalents and restricted cash at end of period	$38,701	$97,402
Cash and cash equivalents at beginning of period	77,335	135,860
Restricted cash included in long-term assets at beginning of period	3,253	-
Total cash, cash equivalents and restricted cash at beginning of period	$80,588	$135,860
Cash and cash equivalents at end of period	35,449	94,153
Restricted cash included in long-term assets at end of period	3,252	3,249
Total cash, cash equivalents and restricted cash at end of period	$38,701	$97,402

Supplemental disclosure of non-cash activities
Deferred financing costs included in accounts payable and accrued expenses	$1,004	$298
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$125	$-
Purchase of property and equipment included in accounts payable and accrued expenses	$73	$6
Purchase of internal use software included in accounts payable and accrued expenses	$-	$64
Operating lease right-of-use assets and operating lease liabilities recognized	$-	$11,585
Finance lease right-of use assets and finance lease liabilities recognized	$-	$1,333
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, (net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities)	$63	$(240)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXEO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—Lexeo Therapeutics, Inc. (the “Company”), together with its consolidated subsidiary, Stelios Therapeutics Inc., until such subsidiary was merged into the Company on December 15, 2022 and ceased to exist, is a clinical stage genetic medicine company with a focus on hereditary and acquired diseases of high unmet need. The Company’s investigational therapies have the potential to offer gene therapy-based treatments to address many diseases that have eluded today’s existing drug delivery platforms. The Company utilizes adeno-associated viruses (“AAV”) that have been engineered to transfer genes to patients. The Company’s therapeutic investigational treatments include gene therapies primarily in the early clinical and late pre-clinical stages of research and development.

The Company is located in New York, NY and was first formed on February 17, 2017, as an LLC under the laws of the State of Delaware under the legal name Lexeo Therapeutics, LLC. The Company filed and executed a certificate of conversion to corporation on November 20, 2020, to convert the LLC to Lexeo Therapeutics, Inc, a Delaware corporation. All of the Company’s tangible assets are held in the United States (“U.S.”).

Basis of Presentation and Principles of Consolidation—The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, and September 30.

These unaudited condensed consolidated financial statements and accompanying notes reflect the operations of the Company and its wholly owned subsidiary that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 (the “Annual Financial Statements”). The unaudited condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine-months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accounts of the wholly owned subsidiary are included in these unaudited condensed consolidated financial statements and accompanying notes. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

A 10.594230-for-1 reverse share split of the Company’s Series A convertible preferred stock, Series B convertible preferred stock, common stock, and options to purchase common stock under the Company’s 2021 Equity Incentive Plan (as defined in Note 10), as well as corresponding adjustments in the respective conversion prices of the Series A convertible preferred stock and Series B convertible preferred stock, was effected on October 13, 2023 as approved by the Company’s board of directors (the "Board of Directors") and its shareholders (the “Stock Split”) (see Note 14). The Stock Split reduced the number of shares of the Company’s authorized, issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2021 Equity Incentive Plan, on a 10.594230-for-1 basis. As such, all references to Series A convertible preferred stock and Series B convertible preferred stock conversion ratios, conversion share and per share amounts, and post- conversion share and per share amounts, as well as common stock option, option per common share, common share and common per share amounts, in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the Stock Split and the Stock Split’s effect on the respective Series A convertible preferred stock and Series B convertible preferred stock conversion ratios for each series of convertible preferred stock. The Stock Split did not affect the par values per share.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $52,207 and $59,277 during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. As of September 30, 2023, the Company had cash and cash equivalents of $35,449 and an accumulated deficit of $167,653 and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the three and nine-months ended September 30, 2023, and the years ended December 31, 2021 and December 31, 2020, the Company raised $4,000, $51,000 and $100,060 of gross proceeds in connection with the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "SAFE Note") (see Note 7), Series A convertible preferred stock and Series B convertible preferred stock (see Note 8), respectively. Upon the closing of the Company’s initial public offering (“IPO”) on November 7, 2023 and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares, the Company received total net proceeds of approximately $100,049 after deducting underwriting discounts, commissions and estimated offering expenses (the "IPO Proceeds") (see Note 14). As a result of the receipt of the IPO Proceeds, management estimates that there is no substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date that these unaudited condensed consolidated financial statements and accompanying notes were issued or were available to be issued, and the prior substantial doubt about the Company’s ability to continue as a going concern that was alleviated as a result of management’s plans upon the issuance of the Company’s June 30, 2023 unaudited condensed consolidated interim financial statements no longer exists.

Risks and Uncertainties—The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the ability to secure additional capital to fund operations, and commercial success of its product candidates. Any of the Company’s current product candidates and future product candidates that it may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance- reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Financial Statements.

Use of Estimates—The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the accruals of research and development costs, accruals of research contract costs, and assumptions used to estimate the fair value of the Company’s stock option awards and the determination of fair value of its common stock. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Net Loss per Share—The Company follows the two-class method when computing net income (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its convertible preferred stock to be participating securities as, in the event a dividend is paid on common stock, the holders of these securities would be entitled to receive dividends on a basis consistent with the common stockholders. The Company also considers the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

Basic net income (loss) per common share is computed by dividing the net income (loss) per common share by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per common share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For the purposes of this calculation, shares of convertible preferred stock are considered potential dilutive common shares.

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During (i) the three and nine-months ended September 30, 2023, potential common shares related to the conversion of the convertible SAFE Note, which subsequently converted into 411,815 common shares in connection with the Company’s IPO (see Note 14), (ii) the three and nine-months ended September 30, 2023 and September 30, 2022, 8,070,027 potential common shares related to the conversion of Series A convertible preferred stock and 5,489,573 potential common shares related to the conversion of Series B convertible preferred stock, which subsequently converted into 8,070,027 common shares and 6,386,337 common shares, respectively, in connection with the Company’s IPO (see Note 14), and (iii) the three and nine-months ended September 30, 2023 and September 30, 2022, 2,322,843 and 1,955,035 potential common shares, respectively, related to the exercise of outstanding stock options, were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company’s cash and restricted cash balances exceed Federal Deposit Insurance Corporation insurance limits, and the Company’s cash equivalents consist of investments in a U.S. government money market fund. The Company’s cash and cash equivalents and restricted cash is held with large financial institutions that management believes to be of high credit quality. To date, the Company has not recognized any losses caused by uninsured balances.

3. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3—Inputs are unobservable inputs for the asset or liability.

The Company’s cash equivalents consist of investments in a U.S. government money market fund stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. Cash is stated at carrying value, which approximates fair value due to its short-term nature. The carrying values of the Company’s prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s convertible SAFE Note, gross of unamortized discount, was estimated using a probability-weighted present value model, which involved the use of significant unobservable inputs (see Notes 7 and 14).

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of September 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$31,024	$-	$-	$31,024
	$31,024	$-	$-	$31,024

	As of September 30, 2023:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible SAFE note, gross	$-	$-	$4,272	$4,272
	$-	$-	$4,272	$4,272

	As of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$74,802	$-	$-	$74,802
	$74,802	$-	$-	$74,802

As of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible SAFE note, gross	$-	$-	$-	$-
	$-	$-	$-	$-

The following table sets forth a roll forward of changes in the fair value of financial liabilities, gross of unamortized discount, classified as Level 3 in the fair value hierarchy:

Convertible SAFE note, gross
Beginning balance at December 31, 2022	$-
Convertible SAFE note issuance at August 24, 2023	4,000
Change in estimated fair value since issuance	272
Ending balance at September 30, 2023	$4,272

The valuation models used to estimate the fair value of the Company’s convertible SAFE Note considered the estimated probabilities of each of qualified equity financing, public offering, and change of control events, together with corresponding estimated periods of time from each valuation date until the achievements of each such event. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The ranges of the significant unobservable inputs used in the valuation model to estimate the fair value of the Company’s convertible SAFE Note that was categorized within Level 3 of the fair value hierarchy as of September 30, 2023 and August 24, 2023 (inception) were as follows (not stated in thousands):

Probability of meeting qualified equity financing event	10.0% - 20.0%
Probability of meeting public offering event	75.0% - 85.0%
Probability of meeting change in control event	5.0%
Time until qualified equity financing event (in years)	0.17 - 0.27
Time until public offering event (in years)	0.08 - 0.19
Time until change in control event (in years)	0.50 - 0.60

4. PROPERTY AND EQUIPMENT

The following is the summary of the Company’s property and equipment and related accumulated depreciation and amortization as of September 30, 2023 and December 31, 2022:

	Useful Life	September 30, 2023	December 31, 2022
Internal use software	3 years	$296	$245
Furniture and fixtures	5 years	375	375
Lab equipment	7 years	393	279
Leasehold improvements	7 years	232	232
Total property and equipment		1,296	1,131
Less: accumulated depreciation and amortization		(316)	(133)
Total property and equipment, net		$980	$998

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$9,812	$4,755
Accrued payroll expenses	355	796
Accrued professional fees	1,455	629
Other current liabilities	182	240
Total accrued expenses and other current liabilities	$11,804	$6,420

6. LEASES

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11,585 based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1,189. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of September 30, 2023 and December 31, 2022 were 5.8 years and 6.0 years, respectively. The components of this operating lease were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease expense	$537	$537	$1,611	$1,074
Variable lease expense	78	69	226	139
Total operating lease expense	$615	$606	$1,837	$1,213
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$720	$270	$1,775	$270

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of September 30, 2023:

Years ended December 31	Operating Leases
2023	$542
2024	2,100
2025	2,152
2026	2,206
2027	2,261
Thereafter	3,689
Total lease payments	12,950
Less: present value adjustment	(2,759)
Total operating lease liabilities	$10,191
Included in the consolidated balance sheet:
Current portion of lease liabilities - operating	2,078
Non-current portion of lease liabilities - operating	8,113
Total operating lease liabilities	$10,191

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provision of ASC 842 that are classified in the Company’s condensed consolidated balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at September 30, 2023 were $2,216, $374 and $1,842, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed consolidated financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from $4 to $18. As of September 30, 2023, the total aggregate monthly installment payment amount was $48 for equipment finance lease agreements executed through the issuance date of these unaudited condensed consolidated financial statements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of September 30, 2023 were 3.9 years, 5.9 years, and 8.59%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2022 were 3.9 years, 5.9 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Finance lease amortization of right-of-use assets	$79	$46	$227	$58
Interest on finance lease liabilities	44	27	136	35
Total finance lease expense	$123	$73	$363	$93
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$107	$36	$320	$55

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at September 30, 2023:

Years ended December 31	Equipment Finance Leases
2023	$96
2024	579
2025	579
2026	579
2027	357
Thereafter	11
Total lease payments	2,201
Less: imputed interest	(331)
Total finance lease liabilties	$1,870
Included in the consolidated balance sheet:
Current portion of lease liabilities - finance	519
Non-current portion of lease liabilities - finance	1,351
Total finance lease liabilities	$1,870

7. CONVERTIBLE SAFE NOTE

On August 24, 2023, the Company entered into a convertible SAFE Note with Sarepta Therapeutics, Inc. (the “Investor”) in a principal amount of $4,000 bearing simple interest at an annual rate of 10% to be repaid (the “Cash-Out Amount”) after one year in the absence of the occurrence of certain settlement events, including upon a qualified preferred stock equity financing, a public offering or a Special Purpose Acquisition Company (“SPAC”) transaction, a change of control, or dissolution. The convertible SAFE Note was accounted for as a liability in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, which was initially and subsequently measured at fair value with changes in fair value recognized in earnings (see Note 3). Upon a qualified equity financing event, the convertible SAFE Note would have automatically converted into a number of shares of corresponding preferred stock based on a certain discount to the price of such preferred stock issued to the other investors applied to the then-current Cash-Out Amount. Upon the effective date of an IPO or a direct listing, or immediately prior to the closing of a SPAC transaction, the convertible SAFE Note would have automatically converted, and did automatically convert upon the effectiveness of the Company's IPO registration statement on November 2, 2023, into a number of shares of common stock based on a certain discount to the public offering price of such common stock applied to the then-current Cash-Out Amount (see Note 14). Upon a change of control, the Investor would have been entitled to receive the greater of (i) an amount equal to a certain premium applied to the then-current Cash-Out Amount, or (ii) the amount that would have been payable on the number of shares of the senior-most series of the Company’s preferred stock after applying a certain discount to the original issue price of such senior-most preferred stock together with a certain premium applied to the then-current Cash-Out Amount (the greater of (i) and (ii), the “Conversion Amount”). Upon the one-year maturity of the convertible SAFE Note, or upon dissolution of the Company, the Investor was to be paid an amount equal to the Cash-Out Amount. Upon the event of a change of control or dissolution, the Investor’s right to receive its Cash-Out Amount or its Conversion Amount would have been junior to payment of outstanding indebtedness and creditor claims, on par with payments for the Company’s most senior series of preferred stock or other SAFE note holders, if any, and senior to payments for the Company’s common stock and any other series or class of stock. The convertible SAFE Note did not maintain any voting rights.

In connection with the convertible SAFE Note, the Company incurred issuance costs of $136 that were recorded as a discount to the liability balance and amortized to interest expense over the term of the convertible SAFE Note. As of September 30, 2023, the estimated fair value of the convertible SAFE Note, gross of unamortized discount, increased by $272 to $4,272 (see Note 3), and the corresponding carrying value was $4,147, net of unamortized discount. The aggregate outstanding convertible SAFE Note principal balance together with accrued interest thereon totaling $4,077, gross of unamortized discount, automatically converted into 411,815 shares of the Company’s common stock upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023 (see Note 14).

8. PREFERRED STOCK

As of September 30, 2023, the Company’s certificate of incorporation authorized the Company to issue 143,653,546 shares of series A and series B convertible preferred stock each with a par value of $0.0001 per share. All outstanding shares of the Company’s series A and series B convertible preferred stock converted into shares of common stock upon the closing of the Company’s IPO on November 7, 2023 (see Note 14).

As of September 30, 2023 and December 31, 2022, preferred stock consisted of the following:

		Convertible
	Convertible	Preferred
	Preferred	Stock			Common Stock
	Stock	Issued and	Proceeds	Liquidation	Issuable Upon
	Authorized	Outstanding	Received	Preference	Conversion
Series A convertible preferred stock	85,495,722	85,495,722	$85,496	$85,496	8,070,027
Series B convertible preferred stock	58,157,824	58,157,823	100,060	100,060	5,489,573
	143,653,546	143,653,545	$185,556	$185,556	13,559,600

As of September 30, 2023, the rights and privileges of the holders of the convertible preferred stock were as follows:

Voting—Holders of preferred stock were to vote together with the holders of common stock as a single class and on an as converted to common stock basis.

Dividends—The holders of shares of series B convertible preferred stock were entitled to receive, as declared by the Company’s Board of Directors, dividends per share at the rate of 8% of the issue price per share of series B convertible preferred stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of common stock payable in shares of common stock). After payment of dividends to the holders of shares of series B convertible preferred stock, the holders of shares of series A convertible preferred stock were entitled to receive, as declared by the Company’s Board of Directors, dividends per share at the rate of 8% of the issue price per share of series A convertible preferred stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of common stock payable in shares of common stock).

Deemed Liquidation Event—Each of the following events was to be considered a “Deemed Liquidation Event” unless the holders of a majority of the outstanding shares of preferred stock and the holders of at least 64% of the outstanding shares of series B convertible preferred stock elected otherwise by written notice to be sent to the Company at least five business days prior to the effective date of any such event; (a) a merger or consolidation in which the Company is a constituent party or a subsidiary of the Company was a constituent party and the Company issued shares of its capital stock pursuant to such merger or consolidation, except: any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continued to represent, or were converted into or exchanged for shares of capital stock that represented, immediately following such merger or consolidation, at least a majority by voting power of the capital stock of (1) the surviving or resulting company; or (2) if the surviving or resulting company was a wholly owned subsidiary of another company immediately following such merger or consolidation, the parent company of such surviving or resulting corporation; (b) (1) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or (2) the sale or disposition (whether by merger, consolidation or otherwise, and whether in a single transaction or a series of related transactions) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole were held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition was to a wholly owned subsidiary of the Company; or (c) the Corporation’s completion of (1) a reverse merger into a public shell, or (2) a merger or consolidation with a special purpose acquisition company or its subsidiary in which the common stock (or similar securities) of the surviving or parent entity were publicly traded in a public offering pursuant to an effective registration statement under the 1933 Securities Act, as amended.

Liquidation Preference—In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of series B convertible preferred stock were entitled to be paid out of the assets of the Company or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders or the available proceeds, before any payment would be made to the holders of common stock or series A convertible preferred stock, an amount per share equal to the series B convertible preferred stock issue price of $18.227267 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization), plus any dividends declared but unpaid. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders was insufficient to pay the holders of shares of series B convertible preferred stock the full amount to which they were entitled, the holders of shares of series B convertible preferred stock would have shared ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full (the “Series B Liquidation Preference”).

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, after payment of the Series B Liquidation Preference, the holders of shares of series A convertible preferred stock were entitled to be paid out of the assets of the Company or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders or the available proceeds, before any payment shall be made to the holders of common stock or series A convertible preferred stock, an amount per share equal to the series A convertible preferred stock issue price of $10.594230 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization), plus any dividends declared but unpaid. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders was insufficient to pay the holders of shares of series A convertible preferred stock the full amount to which they were entitled, the holders of shares of series A convertible preferred stock would have shared ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full (the “Series A Liquidation Preference”).

In the event that there were additional assets to be distributed after payment of the Series A Liquidation Preference and the Series B Liquidation Preference, the holders of the series A convertible preferred stock and series B convertible preferred stock would have shared in the distribution along with common stockholders as if the shares of the series A convertible preferred stock and series B convertible preferred stock had converted to common stock immediately prior to the distribution, up to an amount, (a) taken together with the Series A Liquidation Preference, not to exceed $31.782691 per share with respect to the series A convertible preferred stockholders; and (b) taken together with the Series B Liquidation Preference, not to exceed $54.681802 per share with respect to the series B convertible preferred stockholders.

Redemption—The preferred stock did not contain a mandatory redemption provision. Upon a deemed liquidation event, the holders would have been paid their preference amounts according to their priority. Remeasurement to redemption value would only have been required if a deemed liquidation event was probable.

Conversion—Upon either (a) the closing of the sale of shares of common stock to the public at a price of at least $22.784057 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $75,000 of gross proceeds to the Company and in connection with the offering of the common stock listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the Company’s Board of Directors, including the approval of at least two (2) preferred directors (a “Qualified IPO”), which occurred on November 7, 2023 (see Note 14), or (b) the date and time, or the occurrence of an event specified by vote or written consent of the Noteholders, then (i) all outstanding shares of convertible preferred stock were to automatically be converted into shares of common stock, at the then effective conversion rate.

9. COMMON STOCK

As of September 30, 2023, the Company’s certificate of incorporation authorized the Company to issue 18,125,051 shares of common stock with a par value of $0.0001 per share, which was increased to an authorized total of 500,000,000 shares of common stock upon the closing of the Company’s IPO on November 7, 2023 (see Note 14). Until the closing of the Company’s IPO, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth in Note 8. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors, and were subject to the preferential dividend rights of the convertible preferred stock until the closing of the Company’s IPO. No cash dividends have been declared or paid by the Company.

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, future issuance of stock-based awards, and conversion of outstanding shares of convertible preferred stock:

	September 30, 2023	December 31, 2022
Shares of series A convertible preferred stock	8,070,027	8,070,027
Shares of series B convertible preferred stock	5,489,573	5,489,573
Options to purchase shares of common stock	2,322,843	1,916,194
Shares available for issuance under the 2021 Plan	581,954	1,000,519
Total shares of common stock reserved for future issuance	16,464,397	16,476,313

10. STOCK-BASED COMPENSATION

In February 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) for the issuance of stock options to the Company’s key directors, officers, employees and consultants, as a means to secure the benefits arising from capital stock ownership, and in connection with the Company’s IPO in November 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”, and collectively, the “Plans”) (see Note 14). The purposes of the Plans are to promote the alignment of the interests of key directors, officers, employees, and consultants with the success of the Company and to provide compensation opportunities to attract, retain and motivate directors, officers, employees, and consultants of the Company.

Under the 2021 Plan, the Company initially authorized 841,800 shares of its common stock for issuance upon exercise of options granted under the Plan. In August 2021, the Company’s Board of Directors amended the 2021 Plan to increase the aggregate number of shares of its common stock reserved for issuance pursuant to the 2021 Plan by 1,889,682 shares, from 841,800 shares to a new total of 2,731,482 shares. In November 2021, the Company’s Board of Directors further amended the 2021 Plan to further increase the aggregate number of shares of its common stock reserved for issuance pursuant to the 2021 Plan by 319,852 shares, from 2,731,482 shares to a new total of 3,051,334 shares. As of September 30, 2023, 581,954 shares were available for future grants under the 2021 Plan.

Stock option activity

Stock options granted under the 2021 Plan generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company has not repurchased any shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan.

The following table summarizes the stock option activity under the 2021 Plan for the nine months ended September 30, 2023 (weighted-average remaining contractual term (in years) is not stated in thousands):

	Number of	Weighted- Average Exercise	Weighted- Average Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares	Price	Fair Value	(in years)
Outstanding as of December 31, 2022	1,916,194	$4.64	$3.00	8.65	$20,130
Granted	1,134,312	13.71	10.15
Exercised	(11,916)	4.27	2.75		104
Forfeited	(715,747)	7.66	5.37
Outstanding as of September 30, 2023	2,322,843	$8.14	$5.76	7.78	$8,995
Vested options outstanding and exercisable as of September 30, 2023	815,625	$5.50	$3.65	8.04	$4,991
Unvested options outstanding and exercisable as of September 30, 2023	1,507,218	$9.57	$6.90	8.99	$4,003

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total grant date fair values of options vested during the nine months ended September 30, 2023 and September 30, 2022 were $1,995 and $1,277, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis during the nine months ended September 30, 2023 (not stated in thousands):

Weighted average risk-free interest rate	3.29%
Expected term (in years)	5.95
Expected volatility	66.19%
Expected dividend yield	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock-based compensation expense

The Company recorded total stock-based compensation expense of $875 and $2,239 for the three and nine-months ended September 30, 2023, respectively, and $431 and $1,260 for the three and nine-months ended September 30, 2022, respectively. Stock-based compensation expense was classified as follows in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development expense	$503	$189	$1,219	$593
General and administrative expense	371	242	1,020	667
Total stock-based compensation expense	$874	$431	$2,239	$1,260

As of September 30, 2023 there was $9,946 of unrecognized stock-based compensation expense related to unvested stock options estimated to be recognized over a weighted-average period of 3.16 years.

11. NET LOSS PER SHARE

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(20,108)	$(17,055)	$(52,207)	$(44,700)
Denominator:
Weighted-average common shares outstanding, basic and diluted	1,626,734	1,643,122	1,619,152	1,625,611
Net loss per share attributable to common stockholders, basic and diluted	$(12.36)	$(10.38)	$(32.24)	$(27.50)

12. COMMITMENTS AND CONTINGENCIES

Leases—As of September 30, 2023, the Company had entered into commitments under lease agreements to rent office space and finance equipment (see Note 6).

Commitments—As of September 30, 2023, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 13). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company recognizes any associated legal fees as incurred and accrues a liability for such contingent liability matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings (see Note 14).

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. For all periods presented, the Company has not incurred any material costs as a result of such indemnifications.

13. LICENSE, ACQUISITION, RESEARCH COLLABORATION AND SPONSORED RESEARCH AGREEMENTS

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedrich’s Ataxia (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7,500, and is obligated to pay aggregate development and regulatory milestones of up to $17,500 including a $3,500 development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49,000. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of September 30, 2023, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7,500 and the $3,500 development milestone that was achieved and paid in the first quarter of 2023.

The Adverum Agreement remains in effect until termination at the date of the last royalty term to expire. The Company can terminate the Adverum Agreement with 120 days’ written notice. The Adverum Agreement can also be terminated as a result of a patent challenge, material breach of contractual terms, or insolvency by either party.

Cornell University—On May 27, 2020, the Company entered into two exclusive license agreements with Cornell University (“Cornell”) (the “Cornell First License Agreement” and the “Cornell Second License Agreement,” collectively “the Cornell License Agreements”). The Cornell First License Agreement is for the in-license of technology related to portfolios for APOE, Alzheimer’s disease, and Anti-Tau, although the Company’s license is not restricted by such indications and it includes assignment to the Company of Cornell’s IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk for or have Alzheimer’s disease to support development of the Company’s LX1001 program. The Cornell Second License Agreement is for the in-license of technology related to portfolios for infantile neuronal ceroid lipofuscinosis (also called CLN2 Batten disease) and Friedreich’s ataxia although the Company’s license is not restricted by such indications, and it includes assignment to the Company of Cornell’s IND for the use of AAVrh.10cUhCLN2 to treat children with CLN2 Batten disease to support development of the Company’s LX1004 program. Through the Cornell License Agreements, the Company gains access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop. Under the terms of the Cornell License Agreements, the Company has assumed all development and commercialization activities worldwide with respect to the licensed technology.

As initial consideration for the Cornell License Agreements, the Company paid Cornell an upfront payment in cash of $325 and issued $1,300 of notes (“Notes”). In November 2020, Notes with outstanding principal of $1,300 were cancelled in exchange for 1,337,610 shares of Series A convertible preferred stock. As additional consideration, the Company is required to pay Cornell up to $8,350 upon the achievement of specific clinical and regulatory milestones under the Cornell First License Agreement and up to $4,300 in two portfolios and up to $600 for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Cornell Second License Agreement. In the second quarter of 2022, a clinical and regulatory milestone of $100 was recognized and paid to Cornell in connection with the Cornell Second License Agreement. The Company is also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments.

Upon expiration of the royalty term of a given licensed product in a country, the respective license becomes non-exclusive and royalty-free. In addition, each of the Cornell License Agreements may be terminated by the Company for any reason upon ninety (90) days’ advance notice to Cornell and by Cornell upon the Company’s material uncured breach, and all licenses and rights granted by either party under such agreement will concurrently terminate.

During the three and nine-months ended September 30, 2022, the Company incurred and paid zero and $100 of research and development expenses, respectively, to Cornell in connection with the Cornell License Agreements. During the three and nine-months ended September 30, 2023, the Company did not incur any research and development expenses or make any payments to Cornell in connection with the Cornell License Agreements.

Stelios Therapeutics, Inc.—Stelios Therapeutics, Inc. (“Stelios”) was an early-stage company developing novel adeno-associated AAV-based gene therapies for rare cardiac conditions including arrhythmogenic right ventricular cardiomyopathy and TNNI3-associated hypertrophic cardiomyopathy. On July 16, 2021, the Company acquired 100% of the outstanding stock of Stelios that was accounted for as an asset acquisition pursuant FASB ASC 805, Business Combinations. The Company is required to pay up to an aggregate of $20,500 to the selling shareholders of Stelios upon the achievement of certain development milestones, including a $2,000 development milestone that was achieved and paid in the third quarter of 2022.

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement”, respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4,750 and $2,400, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through September 30, 2023 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On October 4, 2021, the Company entered into an exclusive worldwide license agreement (the “Third UCSD Agreement” and collectively with the First UCSD Agreement and the Second UCSD Agreement, the “UCSD Agreements”) with the Regents of UCSD to in-license materials and intellectual property related to a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The Third UCSD Agreement relates to the Company’s development efforts for its LX2020 program. In connection with the Third UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The Third UCSD Agreement required the Company to pay a one-time up-front non-refundable cash fee of $20 and requires the Company to pay aggregate development and commercialization milestones of up to $4,000, and low- to mid-single digit royalties based on aggregate net sales. The only research and development expenses incurred by the Company and payments made to the Regents of UCSD under the terms of the Third UCSD Agreement were the one-time up-front non-refundable cash fee of $20. The Company has the right to terminate the Third UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (collectively, the “UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting jointly owned inventions between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the UCSD SRAs are $5,644, of which $247 and $693 were recorded in research and development expenses during the three months ended September 30, 2023, and September 30, 2022, respectively, and $1,308 and $2,080 were recorded in research and development expenses during the nine months ended September 30, 2023, and September 30, 2022, respectively. The Company did not make any payments to UCSD in connection with the UCSD SRAs during the three months ended September 30, 2023, and made payments totaling $247 during the nine months ended September 30, 2023. The Company paid totals of $693 and $2,080 during the three and nine months ended September 30, 2022, respectively, and has paid a cumulative total of $3,020 to the Regents of UCSD as of September 30, 2023, in connection with the UCSD SRAs.

Weill Cornell Medical College—On February 2, 2021, the Company entered into a Research Collaboration Agreement with Weill Cornell Medical College (“WCM” and the “WCM Agreement”) in conjunction with the Cornell License Agreements entered on May 27, 2020. The Company committed to fund scientific research at WCM to investigate further and potentially enhance the technology licensed to the Company pursuant to the License Agreements.

Under the terms of the WCM Agreement, the Company is required to pay WCM at least $3,000 over the course of 3 years, with equal $250 payments due each quarter starting 10 days after the execution of the WCM Agreement. With respect to each WCM invention, joint invention, and related joint results for which an Improvement, as defined in the WCM Agreement, applies and the Company has made an election to amend the Cornell License Agreements, the Company has the first option to negotiate in good faith with WCM for royalty- bearing, worldwide license, under Cornell patent rights, Cornell rights, and Cornell’s interest in joint patent rights, to develop, make, have made, use, offer for sale, sell, have sold, and import derived products in the field. During the three months ended September 30, 2022, the Company incurred and paid $1,596 WCM in connection with the WCM Agreement and incurred $4,506 and paid $3,942 to WCM during the nine months ended September 30, 2022. During the three months ended September 30, 2023, the Company incurred $250 of costs to WCM in connection with the WCM Agreement and did not make any payments, and during the nine months ended September 30, 2023, the Company incurred $1,032 and paid $1,846 to WCM. Cumulatively, the Company has incurred and paid total research and development costs of $9,634 to WCM in connection with the WCM Agreement as of September 30, 2023.

The WCM Agreement terminates upon the expiration of the agreed upon 3-year term. In addition, the WCM Agreement may be terminated by the Company in the event that the WCM principal investigator ceases to supervise the research and WCM is unable to or declines to find a substitute.

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through December 11, 2023, which is the date that these unaudited condensed consolidated financial statements were issued and were available to be issued.

On October 12, 2023, Rocket Pharmaceuticals, Inc. (“Rocket”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of the Company’s analytical development team, both of whom were employed at Rocket before joining the Company in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that the Company used this information to advance its programs. The complaint seeks unspecified damages and asks the court to enjoin the Company from competing and working in the market for gene therapy treatments targeting cardiac diseases. The Company retained legal counsel to assist with its ongoing review of the allegations in Rocket’s complaint and is confident in its defenses to the allegations. On December 7, 2023, the Company filed a motion to dismiss the complaint, and the Company intends to continue to defend this litigation vigorously. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, the Company currently does not expect the final outcome will have a material adverse effect on its timelines for development of its product candidates.

On October 13, 2023, the Stock Split, consisting of a 10.594230-for-1 reverse share split of the Company’s common stock and options to purchase common stock under its 2021 Equity Incentive Plan, was effected, as approved by the Company’s Board of Directors and the requisite shareholders. The Stock Split reduced the number of shares of the Company’s authorized, issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2021 Equity Incentive Plan, on a 10.594230-for-1 basis, and resulted in an adjustment to the respective conversion ratios for the Company’s Series A convertible preferred stock and Series B convertible preferred stock to account for the Stock Split on any conversion of such series of convertible preferred stock into common stock. As such, all references to Series A convertible preferred stock and Series B convertible preferred stock conversion ratios, conversion share and per share amounts, and post-conversion share and per share amounts, as well as common stock option, option per common share, common share and common per share amounts, in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the Stock Split and the Stock Split’s effect on the respective Series A convertible preferred stock and Series B convertible preferred stock conversion ratios for each series of convertible preferred stock. The Stock Split did not affect the par values per share.

On November 2, 2023, the aggregate outstanding convertible SAFE Note principal balance together with accrued interest thereon totaling $4,077, gross of unamortized discount, automatically converted into 411,815 shares of the Company’s common stock upon the declaration of effectiveness of the Company’s IPO registration statement.

On November 7, 2023, the Company closed its planned IPO, in which it issued and sold 9,090,910 shares of its common stock, and subsequently, the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued. The net proceeds to the Company from the IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100,049 based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and estimated offering expenses. In addition, upon the closing of the IPO, all 85,495,722 outstanding shares of the Company’s Series A convertible preferred stock and all 58,157,823 outstanding shares of the Company’s Series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of Series B convertible preferred stock antidilution provisions. In connection with the IPO (i) the Company filed an Amended and Restated Certificate of Incorporation, which provides that the authorized capital stock of the Company is 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share, and (ii) the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) and its 2023 Employee Stock Purchase Plan (the “2023 ESPP”) became effective. The Company’s Board of Directors adopted the 2023 Plan and the 2023 ESPP in October 2023, and the Company’s stockholders approved the 2023 Plan and the 2023 ESPP in October 2023. Upon the effectiveness of the 2023 Plan and the 2023 ESPP:

•
582,699 shares of common stock reserved for future issuance under the 2021 Plan ceased to be available for issuance and were added to, and became available for issuance under, the 2023 Plan, and no further grants will be made under the 2021 Plan;

•
1,803,980 shares of common stock were reserved for future issuance under the 2023 Plan, in addition to the shares of common stock reserved for issuance under the 2021 Plan that were added to the shares reserved under the 2023 Plan; and
•
238,600 shares of common stock were reserved for future issuance under the 2023 Employee Stock Purchase Plan (the “2023 ESPP”).

The maximum number of shares of common stock that may be issued under the 2023 Plan is 4,737,000 shares, which is approximately the sum of (i) 1,803,980 new shares, plus (ii) the 2021 Plan’s available reserve, plus (iii) the number of returning shares, if any, upon the cancellation or forfeiture of equity awards that are outstanding under the 2021 Plan. In addition, the number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024, and continuing through and including January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1. The number of shares of common stock reserved for issuance under the 2023 ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 and continuing through and including January 1, 2033, by the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, (ii) 477,200 shares and (iii) a number of shares determined by the Company’s Board of Directors. Shares subject to purchase rights granted under the 2023 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2023 ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Lexeo Therapeutics, Inc.

We are a clinical stage genetic medicine company dedicated to transforming healthcare by applying pioneering science to fundamentally change how disease is treated. By taking aim at the underlying genetic cause of the devastating diseases we target, we seek to create substantial positive impact and reduce the overwhelming burdens placed on people receiving treatment, their caregivers, and healthcare systems. Our current pipeline consists of candidates targeting patient populations that place significant burden on society and are most amenable to our genetic medicine approach.

We are targeting diseases that have seen limited penetration of precision medicine, which we define as medications that treat the underlying molecular mechanism of a disease, and where we believe there is significant opportunity for gene therapy to play a role as a key therapeutic option.

Our most advanced cardiovascular product candidate, LX2006, for the treatment of patients with Friedreich’s ataxia, or FA, cardiomyopathy, is currently being evaluated in an ongoing Phase 1/2 clinical trial. We have observed an increase in frataxin protein expression in the heart from one patient in the low dose cohort based on a cardiac biopsy utilizing two separate analyses. FA cardiomyopathy is the most common cause of mortality in patients with FA and affects approximately 5,000 patients in the United States. LX2006 is designed to promote the expression of the protein frataxin to restore normal mitochondrial function and energy production in myocardial cells. The FDA has granted Rare Pediatric Disease designation and Orphan Drug designation to LX2006 for the treatment of FA.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, received investigational new drug, or IND, clearance from the U.S. Food and Drug Administration, or FDA, in July 2023. PKP2 mutations are associated with approximately 75% of all genetic cases of ACM, and we estimate they affect approximately 60,000 patients in the United States. PKP2 mutations can cause replacement of heart muscle with fibrotic tissue and fatty deposits, and severe abnormal heart rhythms, or arrhythmias, that cause cardiac dysfunction and can result in sudden cardiac death. LX2020 is designed to increase desmosomal PKP2 protein levels, reassemble desmosomes and restore myocardial cell function.

Our lead Alzheimer’s disease product candidate, LX1001, for the treatment of APOE4 homozygous patients with Alzheimer’s disease, is in an ongoing Phase 1/2 trial, and we have initially observed an increase in expression levels of the protective protein, APOE2, in the first dose cohort and a consistent trend towards improvement in core Alzheimer’s disease biomarkers. Individuals homozygous for APOE4, an allele of the gene APOE, are approximately 15 times more likely to develop Alzheimer’s disease than the general population, and it is estimated that there are 900,000 APOE4 homozygous patients with Alzheimer’s disease in the United States alone. LX1001 has been granted Fast Track designation by the FDA for the treatment of patients with early Alzheimer’s disease who are APOE4 homozygous to slow disease progression.

Additionally, we have multiple early-stage programs that we are progressing through preclinical development. Our preclinical cardiovascular programs include LX2021, a gene therapy candidate to intravenously deliver the coding sequence for the functional connexin 43, or Cx43, protein for the treatment of DSP cardiomyopathy and LX2022, a gene therapy candidate to intravenously deliver a functional TNNI3 gene to myocardial cells to treat a distinct form of hypertrophic cardiomyopathy, or HCM, due to mutations in the TNNI3 gene. Our preclinical APOE4-associated Alzheimer’s disease programs include LX1021, a gene therapy candidate to deliver a Christchurch mutation-modified APOE2 allele for the treatment of APOE4 homozygous patients with Alzheimer’s disease and LX1020, a gene therapy candidate to deliver both the protective APOE2 allele and miRNA to suppress APOE4 for the treatment of APOE4 homozygous patients.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our initial public offering, or IPO. As of September 30, 2023, we had $35.4 million of cash and cash equivalents.

On November 7, 2023, we closed our planned IPO, in which we issued and sold 9,090,910 shares of our common stock, and subsequently the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued. The net proceeds received from the IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100.0 million based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and estimated offering expenses. In addition, upon the closing of the IPO, all of our outstanding preferred stock was converted into an aggregate of 14,456,364 shares of our common stock, and upon the declaration of effectiveness of our IPO registration statement on November 2, 2023, a $4.0 million convertible Simple Agreement for Future Equity, or SAFE, note together with approximately $0.1 million of accrued interest thereon automatically converted into an aggregate 411,815 shares of our common stock. Subsequent to the closing of the IPO, no shares of our convertible preferred stock were outstanding. In connection with the IPO, we also filed our Amended and Restated Certificate of Incorporation which provides that the authorized capital stock of the Company is 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the nine months ended September 30, 2023 and for the year ended December 31, 2022 were $52.2 million and $59.3 million, respectively, and our accumulated deficit was $167.7 million at September 30, 2023. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned clinical trials as well as research and development of our Friedrich’s ataxia cardiomyopathy, or FA cardiomyopathy (LX2006), APOE-associated Alzheimer’s disease (LX1001), and arrhythmogenic cardiomyopathy caused by mutations in the PKP2 gene, or PKP2-ACM (LX2020) programs and other product candidates;
•
initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•
seek to discover and develop additional product candidates and further expand our clinical product pipeline;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
invest in capital equipment in order to expand our research and development and manufacturing activities;
•
attract, hire and retain additional clinical, scientific, quality control, regulatory, and manufacturing management and administrative personnel;
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development;
•
develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know-how;
•
acquire or in-license other product candidates and technologies;
•
expand our operations in the United States and to other geographies;
•
incur additional legal, accounting, investor relations and other general and administrative expenses associated with operating as a public company; and
•
establish a sales, marketing and distribution infrastructure, either ourselves or in partnership with others, to commercialize any product candidates, if approved, and related additional commercial manufacturing costs.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to product sales, marketing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We will require substantial additional funding to develop our product candidates and support our continuing operations. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. We may also require additional capital if we choose to pursue an in-house manufacturing strategy. Further, we expect to incur additional costs associated with operating as a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses related to other research and development activities.

Until such time that we can generate significant revenue from product sales or other sources, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include proceeds from potential collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our failure to obtain sufficient funds with acceptable terms could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the amount of increased expenses or timing, or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

Summary of key factors impacting the comparability of our performance

Stelios Therapeutics, Inc. acquisition

On July 16, 2021, we purchased all of the issued and outstanding capital stock of Stelios Therapeutics, Inc., or Stelios, for initial cash consideration of $7.0 million, with payments of up to an additional $20.5 million due upon the achievement of the following milestones: clinical candidate selection for either the ACM or the TNNI3- associated programs; first patient dosed in a Phase 1 clinical trial for any product in our CX43 program; first patient dosed in a Phase 1 clinical trial for any product in our ACM program; or first patient dosed in a Phase 1 clinical trial for any candidate in our TNNI3 program. In the third quarter of 2022, a development milestone associated with a clinical candidate selection was achieved, resulting in a $2.0 million payment to the selling shareholders of Stelios.

We accounted for the acquisition of Stelios as an asset acquisition pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Section 805, Business Combinations. We acquired in-process research and development, or IPR&D, assets from Stelios related to ACM and TNNI3-associated hypertrophic cardiomyopathy programs. Such programs relate to our development efforts for LX2020, LX2021 and LX2022. The fair value of the IPR&D acquired of $7.0 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. Stelios was merged into Lexeo Therapeutics, Inc. on December 15, 2022 and ceased to exist.

See Note 13 to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information on the Stelios acquisition.

Lease agreement

In February 2022, we entered into a lease agreement for our New York headquarters located at 345 Park Avenue South, 6th Floor, New York, NY 10010, pursuant to which we lease a total of approximately 15,839 square feet of office and laboratory space. The lease began in April 2022 and ends in July 2029 with an additional five-year option to extend at the then prevailing effective market rental rate. We accounted for this lease pursuant to FASB ASC Topic 842, Leases. Upon commencement of this lease, we recorded operating lease right-of-use assets and operating lease liabilities of approximately $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53%. In connection with this lease, we provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million.

See Note 6 to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information on this lease.

Components of our results of operations

Revenue

Our revenue to date has been comprised of grant revenue, which are amounts earned from performing contracted research and development services. These grants generally require us to meet certain research milestones in order to receive the funds. To date, we have not generated any revenue from product sales. If our development efforts for LX2006, LX1001, and LX2020 or any future product candidates, are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, royalties or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

Operating expenses

Research and development

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and the preclinical and clinical development of our programs. These expenses include:

•
employee-related expenses, including salaries, benefits, and stock-based compensation expense for employees engaged in research and development functions;
•
expenses incurred under agreements with third parties, such as consultants, clinical investigators, contractors and clinical research organizations, or CROs, that assist with (i) identification of potential product candidates in discovery platforms and (ii) the preclinical and clinical studies of our product candidates;
•
the cost of developing and scaling our manufacturing process and manufacturing product candidates for use in our research, preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations, or CMOs;
•
costs to maintain compliance with the FDA and other regulatory requirements;
•
laboratory supplies and research materials;
•
facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities;
•
payments made under our licensing agreements with third parties, including milestone payments; and
•
other expenses incurred as a result of research and development activities.

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties incurred in a given accounting period and record accruals at the end of the period. We base these estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable. If timelines or contracts are modified based upon changes in the scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis; therefore, actual results could differ from our estimates. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to CROs, CMOs, central laboratories and certain outside consultants in connection with our research and discovery, preclinical development, process development, manufacturing, clinical development, clinical trials, regulatory and quality assurance activities. We do not allocate professional services costs and licensing fees and other similar costs to specific programs because these costs are deployed across multiple programs.

Research and development activities are central to our business model and account for a significant portion of our operating expenses. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we and further advance LX2006, LX2020, LX1001, and any other future product candidates that we may develop, into and through preclinical studies and clinical trials and pursue regulatory approvals. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future research, preclinical studies and clinical trials, regulatory developments and our assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether any of our current or future product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset our expenses. Our future expenses may vary significantly each period based on factors such as:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to maintain our current research and development programs and to establish new ones;
•
establishing an appropriate safety profile with investigational new IND-enabling toxicology studies;
•
successful patient enrollment in, and the initiation and completion of, our ongoing and planned clinical trials;
•
the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•
receipt of regulatory approvals from applicable regulatory authorities;
•
the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•
our ability to establish licensing or collaboration arrangements;
•
the performance of our current and potential future collaborators;
•
establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
development and timely delivery of commercial-grade therapeutics that can be used in our planned clinical trials and for commercial launch;
•
commercializing our product candidates, if approved, whether alone or in collaboration with others;
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•
maintaining a continued acceptable safety profiles of our therapeutics following approval; and
•
hiring and retaining key research and development personnel.

Any changes in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. We may never obtain regulatory approval for any of our product candidates, and, even if we do, drug commercialization takes several years and involves substantial costs.

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, accounting, business development, legal, human resources and administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, depreciation, and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, consulting, investor and public relations, accounting and audit services.

We expect that our general and administrative expenses will increase significantly in the near-to-medium term as we incur additional expenses associated with operating as a public company, including increased expenses for insurance premiums and audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on a national securities exchange, investor relations activities and other administrative and professional services. We also plan to increase our general and administrative headcount to support the continued research and development of our programs and the growth of our business.

Fair value adjustment to convertible SAFE note

Fair value adjustment to convertible SAFE note consists of gains (losses) on the estimated fair value of the convertible SAFE note.

Other income (expense)

Other income (expense) includes net foreign exchange gains and (losses).

Interest expense

Interest expense is primarily associated with our finance right of use asset equipment leases, as well as amortization of the discount to our SAFE instrument liability balance since August 2023.

Interest income

Interest income is primarily related to interest earned from our investments in a U.S. government money market fund.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue
Grant revenue	$-	$531	$(531)
Total revenue	-	531	(531)
Operating expenses
Research and development	17,246	15,362	1,884
General and administrative	3,027	2,651	376
Total operating expenses	20,273	18,013	2,260
Operating loss	(20,273)	(17,482)	(2,791)
Other income (expense)
Gain (loss) on fair value adjustment to convertible SAFE note	(272)	-	(272)
Other income (expense)	1	-	1
Interest expense	(52)	(29)	(23)
Interest income	488	456	32
Total other income (expense)	165	427	(262)
Loss from operations before income taxes	(20,108)	(17,055)	(3,053)
Income taxes	-	-	-
Net loss and comprehensive loss	$(20,108)	$(17,055)	$(3,053)

Grant revenue

Grant revenue was $0.5 million for the three months ended September 30, 2022, respectively. We did not record any grant revenue for the three months ended September 30, 2023. The decrease in grant revenue was due to the wind-down of the underlying grants, which were closed-out by the third quarter of 2022.

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Direct external research and development expenses by program:
LX2020	$5,534	$4,325	$1,209
LX1001	4,804	2,300	2,504
LX2006	1,447	2,289	(842)
LX1004	183	216	(33)
Other programs	477	1,782	(1,305)
Total direct external research and development expenses by program	12,445	10,912	1,533
Unallocated research and development expenses:
Employee compensation and stock-based compensation expense	3,477	2,619	858
Professional fees	338	335	3
Lab-related costs and supplies	229	344	(115)
License fees	5	75	(70)
Other unallocated	752	1,077	(325)
Total unallocated research and development expenses:	4,801	4,450	351
Total research and development expenses	$17,246	$15,362	$1,884

The net increase of $1.9 million in total research and development expenses from the three months ended September 30, 2022 to the three months ended September 30, 2023 was primarily due to increases in (i) clinical trial costs of $3.8 million, (ii) chemistry, manufacturing, and controls, or CMC, expenses of $1.8 million primarily related to the development of our manufacturing processes at third-party vendors, and (iii) employee compensation and stock-based compensation expenses of $0.9 million due to increased headcount. These increases were partially offset by decreases in (i) a $2.0 million milestone payment made to the selling shareholders of Stelios in 2022, (ii) non-clinical and preclinical expenses of $1.9 million primarily related to our early stage cardiovascular and central nervous system disease programs, and (iii) other unallocated expenses of $0.3 million.

General and administrative expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2022 compared to $3.0 million for the three months ended September 30, 2023. The increase of $0.3 million was primarily due to an increase in professional services and consulting fees.

Interest income

We recognized interest income of $0.5 million and $0.5 million for the three months ended September 30, 2022 and September 30, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund, with increased interest rates on such money market fund investment earned over those periods.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue
Grant revenue	$-	$654	$(654)
Total revenue	-	654	(654)
Operating expenses
Research and development	44,920	37,775	7,145
General and administrative	8,619	8,191	428
Total operating expenses	53,539	45,966	7,573
Operating loss	(53,539)	(45,312)	(8,227)
Other income (expense)
Gain (loss) on fair value adjustment to convertible SAFE note	(272)	-	(272)
Other income (expense)	(6)	-	(6)
Interest expense	(155)	(37)	(118)
Interest income	1,765	649	1,116
Total other income (expense)	1,332	612	720
Loss from operations before income taxes	(52,207)	(44,700)	(7,507)
Income taxes	-	-	-
Net loss and comprehensive loss	$(52,207)	$(44,700)	$(7,507)

Grant revenue

Grant revenue was $0.7 million for the nine months ended September 30, 2022. We did not record any grant revenue for the nine months ended September 30, 2023. The decrease in grant revenue was primarily due to the wind-down of the underlying grants, which were closed-out by the third quarter of 2022.

Research and development expenses

The following table summarizes our research and development expenses incurred for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Direct external research and development expenses by program:
LX2020	$11,908	$5,917	$5,991
LX1001	9,661	5,411	4,250
LX2006	6,745	7,103	(358)
LX1004	295	1,648	(1,353)
Other programs	2,135	4,280	(2,145)
Total direct external research and development expenses by program	30,744	24,359	6,385
Unallocated research and development expenses:
Employee compensation and stock-based compensation expense	9,549	6,953	2,596
Professional fees	1,339	976	363
Lab-related costs and supplies	922	588	334
License fees	6	105	(99)
Other unallocated	2,360	4,794	(2,434)
Total unallocated research and development expenses:	14,176	13,416	760
Total research and development expenses	$44,920	$37,775	$7,145

The net increase of $7.1 million in total research and development expenses from the nine-months ended September 30, 2022 to the nine-months ended September 30, 2023 was primarily due to increases in (i) clinical trial costs of $6.9 million, (ii) employee compensation and stock-based compensation expenses of $2.6 million due to increased headcount, and (iii) net milestone expense of $1.5 million that consisted of a $3.5 million milestone paid to Adverum Biotechnologies in 2023 that was partially offset by a $2.0 million milestone payment made to the selling shareholders of Stelios in 2022. These increases were partially offset by decreases in (i) other unallocated expenses of $2.4 million, and (ii) non-clinical and preclinical expenses of $1.7 million primarily related to our early stage cardiovascular and central nervous system disease programs.

General and administrative expenses

General and administrative expenses were $8.2 million for the nine months ended September 30, 2022 compared to $8.6 million for the nine months ended September 30, 2023. The increase of $0.4 million was primarily due to an increase in employee compensation and stock-based compensation expense of $0.8 million due to increased headcount, which was partially offset by a decrease in nonrecurring legal, business development, human resources consulting and professional fees of $0.4 million.

Interest income

We recognized interest income of $0.6 million and $1.8 million for the nine months ended September 30, 2022 and September 30, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund, with increased interest rates on such money market fund investment earned over those periods.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through September 30, 2023, we funded our operations primarily with gross proceeds from sales of our convertible SAFE Note and convertible equity securities of $187.7 million. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $35.4 million and $77.3 million, respectively.

Based on our current operating plans, we expect the net proceeds from the IPO, together with our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.” Our development plans may be revised, and our estimated use of proceeds may be impacted.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and September 30, 2022 (unaudited, in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(45,515)	$(37,934)	$(7,581)
Net cash used in investing activities	(92)	(794)	702
Net cash provided by financing activities	3,720	270	3,450
Net decrease in cash	$(41,887)	$(38,458)	$(3,429)

Operating activities

During the nine months ended September 30, 2022, net cash used in operating activities consisted primarily of our net loss of $44.7 million, which was partially offset by $1.3 million in stock-based compensation expense, $0.7 million in depreciation and amortization of operating and finance right-of-use assets, and $4.8 million in net cash provided by changes in operating assets and liabilities.

During the nine months ended September 30, 2023, net cash used in operating activities consisted primarily of our net loss of $52.2 million which was partially offset by $2.2 million in stock-based compensation expense and $1.4 million in depreciation and amortization of our right-of-use assets for our operating and finance leases and $2.8 million in net cash provided by changes in operating assets and liabilities.

Investing activities

During the nine months ended September 30, 2022, net cash used in investing activities was $0.8 million and consisted of purchases of lab equipment and internal use software.

During the nine months ended September 30, 2023, net cash used in investing activities of approximately $0.1 million and consisted of purchases of lab equipment and internal use software.

Financing activities

During the nine months ended September 30, 2022, net cash used in financing activities consisted primarily of $0.3 million of proceeds received from the exercise of stock options.

During the nine months ended September 30, 2023, net cash provided by financing activities consisted primarily of $4.0 million of proceeds from the issuance of convertible notes.

Funding requirements

We have arrangements with Adverum, Cornell University, or Cornell, Regents of the University of California, San Diego, or UCSD, the former stockholders of Stelios, and Weill Cornell Medical College pursuant to which we are obligated to make various milestone and royalty payments upon the achievement of certain events.

We are obligated to pay Adverum aggregate development and regulatory milestones of up to $17.5 million, including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, aggregate sales event and commercialization milestones of up to $49.0 million, and royalty payments ranging from high single-digits to sub teams based on annual aggregate worldwide net sales of products that are the subject of our agreement with Adverum. As of September 30, 2023, we had recorded no research and development expenses or payments made to Adverum other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

We have two exclusive license agreements with Cornell. Referred to as the First Cornell License Agreement and the Second Cornell License Agreement, and collectively the Cornell License Agreements. The First Cornell License Agreement is for the in-license of technology related to portfolios for APOE, Alzheimer’s disease, and Anti-Tau. The Second Cornell License Agreement is for the in-license of technology related to portfolios for infantile neuronal ceroid lipofuscinosis (also called CLN2 Batten disease) and Friedreich’s ataxia, or FA. Under these agreements, we assumed all development and commercialization activities worldwide with respect to the licensed technology, and we are obligated to pay Cornell up to $8.4 million upon the achievement of specific clinical and regulatory milestones under the First Cornell License Agreement and up to $4.3 million in two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Second Cornell License Agreement. We are also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments. In connection with the Cornell License Agreements, we entered into an research collaboration agreement with Weill Cornell Medicine on May 27, 2020. For additional information on these arrangements, see Note 13 to our condensed consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q.

Upon the achievement of certain development milestones, we are required to pay up to an aggregate of $20.5 million to the former stockholders of Stelios, which amount includes a $2.0 million development milestone that was achieved and paid in the third quarter of 2022.

Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020, or the First UCSD Agreement and the Second UCSD Agreement, respectively, with UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. The First UCSD Agreement and Second UCSD Agreement require us to pay aggregate development and commercialization milestones of up to $4.75 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales of any products developed using the licensed technology.

On October 4, 2021, we entered into an exclusive worldwide license agreement, or the Third UCSD Agreement, and collectively with the First UCSD Agreement and the Second UCSD Agreement, the UCSD Agreements, with UCSD to in-license materials and intellectual property related to a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The Third UCSD Agreement requires the Company to pay aggregate development and commercialization milestones of up to $4.0 million, and low- to mid-single digit royalties based on aggregate net sales. For additional information on these arrangements, see Note 13 to our condensed consolidated financial statements found elsewhere in this Quarterly Report on Form 10-Q.

We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we advance our lead product candidates and other development programs. Further, as a result of the IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we will require substantial additional funding to support our continuing operations. The timing and amount of our future operating and capital requirements will depend on many factors, including:

•
our ability to raise capital in light of the impacts of unfavorable global economic and political conditions;
•
the initiation, scope, progress, timing, results and costs of product discovery, preclinical studies and clinical trials for our product candidates or any future candidates we may develop;
•
our ability to maintain our relationships with Weill Cornell Medicine, Adverum, UCSD, and any other key licensors or collaborators;
•
the scope, prioritization and number of our research and development programs;
•
the costs, timing and outcome of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we have or may enter into;

•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•
the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of securing manufacturing arrangements for commercial production;
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize any of our product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Until such time, if ever, as we can generate significant revenue from product sales or other sources, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include proceeds from potential collaborations, strategic partnerships or marketing, distribution, licensing or other similar arrangements with third parties.

We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. Significant disruptions to global financial markets have contributed to a general global economic slowdown. If the slowdown persists and deepens, whether as a result of recent events such as the war between Israel and Hamas or otherwise, we could experience an inability to access additional capital. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Known trends, events and uncertainties

We continue to actively monitor the impact of various macroeconomic trends, such as high rates of inflation, supply chain disruptions and geopolitical instability caused by the ongoing wars in Ukraine and Israel.

Recent trends towards rising inflation may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We may experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and the disclosure of our contingent liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our audited consolidated financial statements as of and for the year ended December 31, 2022 included in the final prospectus for our IPO.

JOBS Act accounting election

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2023, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On October 12, 2023, Rocket Pharmaceuticals, Inc. filed a lawsuit in the U.S. District Court for the Southern District of New York against Lexeo, Kenneth Law and Sonia Gutierrez claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of Lexeo’s analytical development team, both of whom were employed at Rocket before joining Lexeo in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that Lexeo used this information to advance its programs. The complaint seeks unspecified damages and asks the Court to enjoin Lexeo from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. On December 7, 2023, we filed a motion to dismiss the complaint, and we intend to continue to defend this litigation vigorously. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, we currently do not expect the final outcome will have a material adverse effect on our timelines for development of our product candidates. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our financial statements and related notes, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We cannot provide assurance that any of the events discussed below will not occur.

Summary of Selected Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

•
We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
•
We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
•
Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable to or experience significant delays in doing so, our business will be materially harmed.
•
We are developing novel gene therapy product candidates, which makes it difficult to predict the time, cost and potential success of product candidate development.
•
Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we can predict neither the geographic areas in which we could obtain regulatory approval nor the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
•
Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.

•
The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.
•
Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates. We may also identify safety and efficacy concerns after the approval of a product candidate which can result in negative consequences to our business and results of operations.
•
We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The third-party manufacturing facilities on which we rely, and any manufacturing facility that we may have in the future, may have limited capacity or fail to meet the applicable stringent regulatory requirements.
•
Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
•
We depend on third-party suppliers for materials used in the manufacture of our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.
•
If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
•
We are currently subject to a lawsuit claiming, among other things, that we misappropriated the confidential information and trade secrets of Rocket Pharmaceuticals, Inc., and which seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. In the future, we may be subject to additional claims that we and our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.
•
Our future success depends on our ability to retain key executives and advisors and to attract, retain and motivate qualified personnel.

Risks related to our financial position and capital needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the fiscal year ended December 31, 2022 and the nine months ended September 30, 2023, we incurred net losses of $59.3 million and $52.2 million, respectively, and we had an accumulated deficit of $167.7 million as of September 30, 2023. We have primarily financed our operations with approximately $183.7 million in gross proceeds raised in our private placements of convertible preferred stock in 2020 and 2021. We have no products approved for commercialization and have never generated any revenue from product sales.

We are still in the early clinical stages of development of our lead product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue to advance the preclinical and clinical development of our product candidates and discovery programs;
•
initiate and complete additional clinical trials of our current and future product candidates;
•
seek regulatory approval for any product candidates that successfully complete clinical trials;
•
continue to develop our gene therapy product candidate pipeline;

•
scale up our clinical and regulatory capabilities;
•
work with our third party manufacturing partners to produce material in accordance with current good manufacturing practices, or cGMP, for clinical trials or potential commercial sales;
•
establish, either alone or with a third party, a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio and patent claims;
•
hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur additional legal, accounting and other expenses in operating as a public company.

To date, we have not generated any revenue from the commercialization of our product candidates. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities and all of our product candidates are in early clinical trials or preclinical development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage genetic medicine company with a limited operating history. We commenced substantive business operations in 2020, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital and entering into collaboration and license agreements for conducting preclinical and clinical research and development activities for our product candidates and gene therapy pipeline. To date, we have not yet demonstrated our ability to successfully complete internally sponsored clinical trials, complete pivotal clinical trials, manufacture a product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

We will require substantial future capital in order to complete planned and future clinical development for our lead product candidates, preclinical development for our other product candidates, and potential commercialization of these product candidates, if any are approved. We expect our spending levels to significantly increase in connection with our planned clinical trials of our lead product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our clinical trials, our research and development programs or other operations.

As of September 30, 2023, we had cash and cash equivalents of $35.4 million. We believe that this amount, together with the estimated net proceeds of approximately $100.0 million from our IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the costs of and investment in ongoing and future development of our gene therapy product candidates;
•
the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•
the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidate pipeline;
•
the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
•
the number of, and development requirements for, product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•
the costs of establishing and maintaining commercial-scale cGMP manufacturing capabilities, either internally or with third parties;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the success of any collaborations that we may establish and our license agreements;
•
the outcome of legal proceedings involving us;
•
the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreement or any additional collaboration agreements we may enter into; and
•
the costs of operating as a public company.

We will require additional capital to achieve our business objectives. While the long-term economic impact of either the COVID-19 pandemic or the ongoing geopolitical conflicts is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs and may affect our operating budgets, specifically with respect to increased labor costs and associated difficulties in recruiting qualified personnel. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks related to the development of our product candidates

Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable to or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our time and financial resources in the development of our product candidates and technology platforms. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize LX2006, LX1001, LX2020 and any other product candidates in a timely manner.

Each of our product candidates and programs will require additional preclinical and/or clinical development, regulatory approval and significant marketing efforts, and we will be required to obtain manufacturing supply and expertise and to build a commercial organization or successfully outsource commercialization before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

Our ability to generate revenue from our product candidates, which we do not expect to occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our lead product candidates, or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under FDA’s good laboratory practices;
•
the availability or development of suitable animal disease models for nonclinical studies to enable us to proceed into clinical development or support the submission of a marketing application;
•
effective investigational new drug applications from the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs;
•
establishment of our own manufacturing capabilities and/or arrangements with third-party manufacturers for our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
•
receipt of timely marketing approvals from applicable regulatory authorities;
•
launch of commercial sales of products, if approved, whether alone or in collaboration with others;

•
acceptance of the benefits and use of our products, including method of administration, if and when approved, by patients, the medical community and third-party payors, for their approved indications;
•
the prevalence and severity of adverse events experienced with any of our product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any diseases for which we are developing our product candidates;
•
our ability to produce our product candidates on a commercial scale;
•
attainment and maintenance of patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
•
maintenance of compliance with regulatory requirements such as cGMPs;
•
attainment and maintenance of third-party coverage and adequate reimbursement for our product candidates and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and
•
maintenance of a continued acceptable safety, tolerability and efficacy profile of our products following approval.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations.

We are developing novel gene therapy product candidates, which makes it difficult to predict the time, cost and potential success of product candidate development.

Our future success depends on the successful development of a novel therapeutic approach. To date, very few products that utilize gene transfer have been approved in the United States or Europe. There have been a limited number of clinical trials using AAVrh10. Although gene therapies have been studied in human clinical trials for over 30 years, only six AAV-based gene therapy products have been approved by the FDA.

We cannot be certain that our AAVrh10-based gene therapy product candidates will successfully complete clinical trials or that any future product candidates utilizing this or other vector constructs will successfully complete preclinical studies or clinical trials. We may not be successful in developing product candidates that avoid triggering toxicities or other side effects in preclinical studies or clinical trials. Our intravenous, intracisternal, intrathecal and intraparenchymal routes of administration may cause unforeseen side effects or present other challenges. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development, and regulatory approval of any product candidate, or that other gene therapy programs will not be considered better or more favorable. There can be no assurance that any development problems we experience in the future related to our current gene therapy product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible, and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we can predict neither the geographic areas in which we could obtain regulatory approval nor the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The novel nature of our capsids makes it difficult to further determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Within the broader genetic medicine field, very few gene therapy products have received marketing authorization from the FDA or the European Medicines Agency, or EMA. Even with respect to gene therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products. For example, in 2016, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload.

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic being pursued for a given disease under the regulatory framework administered by the FDA. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, including Institutional Review Boards, or IRBs, can impede or delay the initiation of a clinical trial.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. This could mean that any gene therapy product candidate we may develop in the future could be required to comply with additional and/or more stringent gene therapy guidelines in the European Union.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

The regulatory review committees and advisory groups described above and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop future product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of any product candidates we identify and develop. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.

All of our product candidates are in preclinical or early clinical development, and the risk of failure is high. The preclinical studies, clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we may test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target disease. In particular, because our product candidates are subject to regulation as biologics, we will need to demonstrate that they are safe and of sufficient purity and potency for use in their target diseases. Each product candidate must demonstrate an adequate risk-versus-benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive, can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be initiated on schedule, conducted as planned or completed on schedule, if at all. To date, we are sponsoring clinical trials of LX1001 and LX2006, but we have not successfully completed any clinical trial that we have internally sponsored. Failure can occur at any time during the clinical trial process. Even if our ongoing and future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted diseases or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in rare diseases, where the small patient populations make it difficult or impossible to conduct two traditional, adequate and well-controlled trials, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We may experience delays in initiating and conducting clinical trials of our lead product candidates and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•
delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
•
delays in sourcing or qualifying ancillaries required for administration of our clinical drug product (such as vials, stoppers, or tubing);
•
delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•
delays in reaching agreement with the FDA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;
•
failure to obtain regulatory approval to commence a clinical trial;
•
failure to reach an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•
inability to recruit suitable patients to participate in a clinical trial in a timely manner;
•
failure to have patients complete a clinical trial or return for post-treatment follow-up;
•
deviations by clinical trial sites, CROs or other third parties from trial protocol;

•
failure to perform our planned clinical trials in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;
•
inability to address patient-safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•
failure to add a sufficient number of clinical trial sites; or
•
delays in manufacturing sufficient quantities of a product candidate for use in clinical trials.
•
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:
•
we may experience changes in regulatory requirements or guidance, or receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or halt development programs;
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we, our investigators or regulators may suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•
regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•
any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.
•
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully initiate or complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•
be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•
obtain marketing approval in some countries and not in others;
•
obtain marketing approval for diseases or patient populations that are not as broad as intended or desired;
•
obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or Risk Evaluation and Mitigation Strategies, or REMS;

•
be subject to additional post-marketing testing requirements; or
•
have the product removed from the market after obtaining marketing approval.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA, EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

All of our product candidates will require extensive clinical testing before we are prepared to submit a biologics license application, or BLA, or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

We cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues from our product candidates may be delayed or lost. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any collaborator is permitted to market any of our biologic product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market any of our product candidates in the European Union until we receive approval for an MAA from the EMA, or other required regulatory approval in other countries.

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe, effective and of sufficient purity for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates meet regulatory standards, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs, or require changes to our manufacturing approaches.

Of the large number of products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of our product candidates and technology platforms. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize LX2006, LX2020, LX1001 and our other product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for any of our product candidates, the FDA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post- marketing clinical trials. The FDA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited disease or patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy and safety trials will be successful, nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. In addition, the preclinical studies conducted by Stelios (an entity that we acquired in 2021), and UCSD for our product candidates LX2021 and LX2022 employed an AAV9-based formulation and studies using this vector may not be predictive of future testing we intend to conduct using an AAVrh10-based formulation.

Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Furthermore, our currently ongoing and most future clinical trials involve or will involve a small patient population. Because of the small sample sizes studied in our trials thus far, the results of these trials may not be indicative of results of future clinical trials.

Additionally, some of our ongoing and planned clinical trials utilize, or may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Interim “top-line” and preliminary results from our clinical trials that we announce, publish or present from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish or present interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates. We may also identify safety and efficacy concerns after the approval of a product candidate which can result in negative consequences to our business and results of operations.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, effective and of sufficient purity for use in each target disease, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target disease. While we have developed our AAVrh10-mediated gene therapy product candidates to leverage the low seropositivity of AAVrh10, any gene therapy product based on viral vectors carries the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. In one of our preclinical studies of LX2006, we observed four cases of hepatocellular carcinoma, or HCC, in wild-type mice at 10 months post-treatment. Although data reported by the FDA Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 suggests that HCC observed in mice after AAV treatment is unlikely to translate to risks for humans, any future instances of HCC in our clinical trials could result in delays or the abandonment of our trials. Health authorities also ask that sponsors closely monitor the risk of elevated liver enzymes and abnormal liver ultrasound on a routine basis in patients participating in gene therapy clinical trials. Patients in our trial of LX1004, our AAVrh10-based gene therapy candidate designed to restore TPP1, the secreted protein that is deficient in CLN2, Batten disease, reported six acute serious adverse events within two weeks of dosing and 15 chronic serious adverse events after two weeks of dosing that were deemed to be related to the study drug or its administration. The six acute serious adverse events consisted of one patient with seizures, two patients with abnormal movements, one patient with emesis, one patient with hematoma, and one patient with pneumocephalus. The 15 chronic serious adverse events consisted of six patients with seizures, one patient with dystonia, one patient with emesis, one patient with hematoma, one patient with hygroma, one patient with bronchospasm, one patient with aspiration, one patient with pneumonia, and two patients with elevated hepatic enzymes.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration, which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV capsids for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cell types, the cellular immune response system triggers the removal of transduced cell types by activated T-cells. If any of our product candidates demonstrate a similar effect, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Our APOE-associated Alzheimer’s disease product candidates are designed to be delivered via intracisternal administration. While the intracisternal method of administration has been available for some years, its use for gene therapies is new and no gene therapy is currently approved for this method of administration. Intracisternal administration may have greater risk and/or be perceived as having greater risk than more common methods of administration, such as intravenous injection, while parenchymal administration involves neurosurgery and carries all risks attendant with such a procedure. These risks include allergic reaction to anesthesia, bleeding or swelling in the brain, seizures, stroke, coma and infection. Other gene therapy product candidates in clinical development utilizing intracisternal or parenchymal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of our product candidates.

If adverse events occur, either as a result of the product candidate or administration process, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted diseases. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly. Furthermore, negative results in our development of LX2006, LX1001, or LX2020 could be interpreted as a failure to achieve proof of concept for our technology and result in the abandonment of other development programs.

In addition, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if one or more of our product candidates receives marketing approval, and we or others identify undesirable side effects caused by such products or the administration procedure, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw approvals of such product;
•
regulatory authorities may require additional warnings on the labels;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or other requirements subject to a REMS;
•
we could be sued and held liable for harm caused to patients;
•
we may not be able to obtain or maintain third-party payor coverage and adequate reimbursement; and
•
our reputation and physician or patient acceptance of our products may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or foreign regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Some of the diseases we initially seek to treat have low prevalence and it may be difficult to identify and enroll patients with these diseases. If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. The rare genetic diseases which some of our product candidates are designed to target have low incidence and prevalence. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate. For example, we estimate that approximately 6,600 people in the United States have FA, and that approximately 80% of these patients will develop the cardiac manifestation of FA, or FA cardiomyopathy, and accordingly it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Even for more prevalent conditions such as Alzheimer’s disease, it may be difficult to recruit patients to clinical trials due to the number of approved products, difficulty identifying patients with the specific genotype we are studying, and the number of clinical trials being conducted in this indication.

Our trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA or other foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

•
the severity of the disease under investigation;
•
the eligibility criteria for the trial in question;
•
the size of the patient population and process for identifying patients;
•
the perceived risks and benefits of the product candidate under study;
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the diseases we are investigating;
•
the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials;
•
the efforts to facilitate timely enrollment in clinical trials;
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion of their treatment;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment; and
•
the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on CROs and clinical trial sites to help ensure the proper and timely conduct of our clinical trials and we may have limited influence over their performance. For additional information, see the risk factor in this section under the heading “We intend to continue to rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.”

Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

We may seek Orphan Drug designation or Rare Pediatric Disease designation for some of our product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with Orphan Drug designation, including the potential for market exclusivity, for product candidates for which we obtain Orphan Drug designation.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In the United States, Orphan Drug designation entitles a party to potential financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs or biologics for rare diseases, regardless of whether the drugs or biologics are designated for the orphan use. In addition, if a drug or biologic with an Orphan Drug designation subsequently receives the first marketing approval for the disease for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and disease for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the “same drug” and treat the same diseases as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants Orphan Drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either the prevalence of the condition is not more than 5 in 10,000 persons in the European Union, or, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In each case, there must be no satisfactory method of diagnosis, prevention or treatment of the condition that has been authorized, or, if such a method exists, the product in question must be of significant benefit to those affected by such condition. In the European Union, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

We have obtained from the FDA Orphan Drug designation for LX2006 for treatment of FA. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. On January 24, 2023, the FDA announced its intention to apply its existing regulations and long-standing approach to grant orphan drug exclusivity based on the indications for which the drug is approved rather than granting the exclusivity for the entire rare disease or condition that was the subject of the orphan drug designation, in response to the U.S. Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in Catalyst Pharms., Inc. v. Becerra. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Fast Track, Breakthrough Therapy, or Regenerative Medicine Advanced Therapy designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

We may seek Fast Track, Breakthrough Therapy or Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA for some or all of our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with such designations. The FDA’s Fast Track, Breakthrough Therapy, and RMAT designation programs are intended to expedite the development of certain qualifying product candidates intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life- threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation.

A product candidate may be designated as a breakthrough therapy if it is intended, alone or in combination with one or more other drugs or biologics to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

A product candidate may receive RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate has the potential to address an unmet medical need for such condition. RMAT designation allows companies developing regenerative medicine therapies to work more closely and frequently with the FDA, and RMAT-designated product candidates may be eligible for priority review and accelerated approval. FDA has confirmed that gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. For product candidates that have received an RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

We have received Fast Track designation for LX1001 for the treatment of patients with early Alzheimer’s disease who are APOE4 homozygous, to slow disease progression. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation alone does not guarantee qualification for the FDA’s priority review procedures.

We have received Rare Pediatric Disease designation from the FDA for LX2006 for the treatment of FA and we may seek such designation for future product candidates. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

We have received Rare Pediatric Disease designation from the FDA for LX2006 for the treatment of FA and LX1004 for the treatment of CLN2 disease and we may seek Rare Pediatric Disease designation for future product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original marketing application for our product candidates for which we have received Rare Pediatric Disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
the rare pediatric disease that received such designation no longer meets the definition of a “rare pediatric disease”;
•
the marketing application contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in a marketing application;
•
the marketing application is not deemed eligible for priority review;

•
the marketing application does not rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population (that is, if the marketing application does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the marketing application is approved for a different adult indication than the rare pediatric disease for which our product candidates are designated.

Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a priority review voucher for an approved rare pediatric disease product application if the sponsor has Rare Pediatric Disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress. As such, if we do not obtain approval of a marketing application for LX2006 in patients with FA on or before September 30, 2026, and if the priority review voucher program is not extended by Congressional action, we may not receive a priority review voucher.

Where appropriate, we may seek approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

Where possible, we may pursue accelerated development strategies in areas of high medical need. We may seek an accelerated approval pathway for one or more of our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate that is designed to treat a serious or life-threatening condition, generally provides a meaningful therapeutic benefit over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new product over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. If such post-approval studies fail to confirm the product’s clinical benefit, the FDA may withdraw its approval of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA or comparable foreign regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidates.

If the FDA determines that a product candidate is intended to treat a serious disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, prevention, or diagnosis of such disease or condition, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review a marketing application is six months from filing of the application, rather than the standard review period of ten months. We may request priority review for certain of our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may disagree and decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific diseases. As such, currently we are primarily focused on the development of our current pipeline of candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates. For example, we are evaluating strategic alternatives to find the appropriate partner to advance our LX1004 program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific diseases may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to build a pipeline of additional product candidates.

Our business model is centered on developing therapies for patients with both larger-rare and prevalent cardiac and central nervous system diseases by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we intend to work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization. The FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product if the FDA determines that safe and effective use of a therapeutic product depends on an in vitro companion diagnostic. The clearance or approval of a companion diagnostic as part of the product label will also limit the use of the product candidate to patients who have met the screening criteria tested for by the companion diagnostic.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

Risks related to the manufacturing of our product candidates

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The third-party manufacturing facilities on which we rely, and any manufacturing facility that we may have in the future, may have limited capacity or fail to meet the applicable stringent regulatory requirements.

We currently have relationships with a limited number of suppliers for the manufacturing of all components of our product candidates. However, if we experience slowdowns or problems with our manufacturing partners and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to license such intellectual property rights on reasonable commercial terms or to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the United States and European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including recordkeeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or an MAA on a timely basis. Our potential manufacturing facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials if the facilities of our CMOs do not pass such audit or inspections. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, inspect or audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or an MAA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully, if approved. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies.

We rely on third-party manufacturers to manufacture our product candidates for preclinical studies and clinical trials. The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our CMOs to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our product candidate materials for clinical trials or enforcement action from the FDA, EMA or foreign regulatory authorities. If we or our manufacturers fail to comply with the requirements of the FDA, EMA or other regulatory authority, sanctions could be imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

There can be no assurances that our third-party manufacturers will be able to meet our timetable and requirements. If any third party with whom we contract fails to perform its obligations, we may be forced to either manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials and future commercial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products, if approved, in a timely manner or within budget.

If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates. Our dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our modified virus generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Although we believe that the manufacture of our product candidates may be simplified due to their shared raw materials and other similarities, we cannot be certain that this will be the case and we may be required to develop manufacturing methods that ultimately differ significantly between product candidates, which would require that we invest substantial time and capital to develop suitable manufacturing methods. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cell types and reagents, and other production constraints. Our production process also requires a number of highly specific raw materials, cell types and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cell types and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. We are particularly susceptible to any shortages, delays or our inability to obtain suitable raw materials for our lead product candidates. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.

In addition, if any of our product candidates obtain approval, the FDA, EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We depend on third-party suppliers for materials used in the manufacture of our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for the materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited, and we may get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials within the timelines that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole-sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

Any contamination or interruption in our manufacturing process, shortages of raw materials or failure of our suppliers of viruses to deliver necessary components could result in delays in our clinical development or marketing schedules.

Given the nature of gene therapy manufacturing, there is a risk of contamination occurring during the manufacturing process. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve our intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the initiation and completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of our future product candidates. Regulatory agencies, and in particular the FDA and EMA, have demonstrated increased caution in their regulation of gene therapies, including increased scrutiny related to CMC issues. This increased regulatory scrutiny around gene therapy CMC may result in us being required to conduct additional preclinical studies or clinical trials with respect to any of our product candidates, which may result in delays and increased costs in the development or commercialization of our product candidates and ultimately could lead to the failure to obtain approval for any gene therapy product.

Risks related to the commercialization of our product candidates

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
their efficacy, safety and potential advantages compared to alternative treatments;
•
our ability to offer our products for sale at competitive prices;
•
their convenience and ease of administration compared to alternative treatments;
•
product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any boxed warning or REMS;
•
the willingness of the target patient population to try new treatments, such as gene therapy as a novel modality for treatment of our target indications and of physicians to prescribe these treatments;
•
our ability to hire and retain a sales force in the United States;
•
the strength of marketing and distribution support;
•
the availability of coverage and adequate reimbursement for our product candidates, once approved, from third-party payors and government authorities;
•
the prevalence and severity of any side effects; and
•
any restrictions on the use of our products together with other medications.

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact the development or commercial success of our current and future product candidates.

Our product candidates involve introducing genetic material into a patient’s cells via intrathecal and intravenous administration. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene therapy and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene regulation are unsafe, unethical or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. In recent years, sponsors of other clinical trials involving gene therapies have announced imposition of clinical holds by the FDA to evaluate safety issues arising during the trials. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis. If any of our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy, and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In addition, for our regulated gene replacement therapy candidates which require that the expression of a therapeutic transgene be tightly regulated, such as LX1020, we may inadvertently cause overexpression, which could lead to numerous issues, including safety and toxicity concerns. Furthermore, these regulatory gene replacement therapy candidates require the insertion of microRNA, or miRNA, targets into the viral genome, which is a technology that to our knowledge is not present in any approved gene therapy products. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

The affected populations for our other product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

We currently focus our research and product development on several indications that are larger-rare diseases. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidate or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be accurate, and the methodology is forward-looking and potentially speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in this Quarterly Report should be viewed in that context. Further, the data and statistical information used in this Quarterly Report, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the cardiovascular disease and Alzheimer’s disease areas, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases, including those that we are initially targeting. It is likely that additional drugs will become available in the future for the treatment of our target diseases.

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of preclinical gene therapy programs in development at Novartis, PTC Therapeutics, Inc., Aavanti Bio, Inc., Lacerta Therapeutics, Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. and between Takeda Pharmaceutical Company Limited and StrideBio, Inc. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, Design Therapeutics, Inc. is developing a clinical stage product candidate, DT-216, and that Reata Pharmaceuticals, Inc.’s Omaveloxolone (Skyclarys) was recently approved by the FDA.

With respect to LX2020, both Rocket Pharmaceuticals Inc. and Tenaya Therapeutics Inc. are developing an AAV-based gene therapy candidate designed to deliver a functional PKP2 gene to patients with PKP2-ACM.

With respect to our portfolio of gene therapy programs for the treatment of homozygous APOE4-associated Alzheimer’s disease, we are aware that uniQure, N.V. is pursuing AMT-240, a preclinical gene therapy candidate for autosomal dominant Alzheimer’s disease intended to silence the toxic variant while expressing the protective variant, and Novartis has a gene therapy candidate for Alzheimer’s disease that is in the early preclinical stages of development. Many large and small pharmaceutical companies and academic institutions are developing potential treatments for the condition given the significant unmet need and the large population suffering from Alzheimer’s disease. There are multiple FDA-approved treatments for Alzheimer’s disease, including donepezil (Aricept), memantine (Namenda), and aducanumab (Aduhelm), the latter of which was recently approved under accelerated approval and will require confirmatory data to verify clinical benefit. In January of 2023, lecanemab was granted accelerated approval by the FDA for the treatment of Alzheimer’s disease based on the observed reduction of amyloid beta plaque. In addition, Eli Lilly and Company’s product candidate for the treatment of Alzheimer’s disease, donanemab, is currently in Phase 3 development. Finally, we are aware that Voyager Therapeutics, Inc. and Taysha Gene Therapies, Inc. are pursuing Alzheimer’s disease treatments and have early-stage discovery efforts ongoing based on vectorized antibodies and tau-specific miRNA shuttles, respectively.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors may also have significantly more experience commercializing drugs, particularly gene therapy and other biologics, that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the cardiac and neurology fields, including for the treatment of diseases and diseases in the therapeutic categories we intend to target. Therefore, our ability to compete successfully will depend largely on our ability to:

•
develop and commercialize drugs that are advantageous as compared to other products in the market;
•
demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•
attract qualified scientific, product development and commercial personnel;
•
obtain patent or other proprietary protection for our medicines;
•
obtain required regulatory approvals;
•
obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•
successfully collaborate with other pharmaceutical companies in the discovery, development and commercialization of new medicines.

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects. In addition, the reimbursement structure of approved gene therapies by other companies could impact the anticipated reimbursement structure of our gene therapies, if approved, and our business, financial condition, results of operations and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving regulatory and marketing approval for, or commercializing, drugs before we do, which would have an adverse impact on our business and results of operations.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologics that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biologics.

There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologics is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing our candidates, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

The success of our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients, commercial and government payors to pay for these procedures.

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including LX2006, LX1001 and LX2020, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Third-party payors determine which products and procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular product or procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure, including costs associated with products used during the procedure, and may be unwilling to undergo such procedures in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use our product candidates, if approved, for our stated diseases unless coverage is provided and reimbursement is adequate. In addition, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. Further, increasing efforts by third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system.

There can be no assurance that LX2006, LX1001, LX2020 or any other product candidates, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates or drugs that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards paid to trial participants or patients;
•
loss of revenue;

•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks related to our dependence on third parties

Currently, we rely on our collaborations with Cornell and UCSD, to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of Cornell or UCSD to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business.

Our company’s initial programs arose from a collaboration between us, Cornell, and Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Our collaboration with Cornell is critical to our business and in May 2020, we entered into two separate license agreements with Cornell for preclinical research and development collaborations and non-exclusive license rights to patents for certain products and technologies. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell at the end of 2019. Pursuant to these license agreements, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. In February 2021, we further expanded our collaboration and entered into a Research Collaboration Agreement with Cornell, or the Cornell Collaboration Agreement, to conduct preclinical research to further develop the licensed technology. If Cornell delays or fails to perform its obligations under this collaboration agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates any of our existing license and collaboration agreements, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

Our collaboration with UCSD is also highly important to our business, as we have licensed from UCSD intellectual property rights related to our LX 2020, LX 2021 and LX 2022 programs under three separate license agreements, and we have entered into sponsored research agreements with UCSD for preclinical research and development for these programs. Furthermore, our Chief Scientific Officer, Eric Adler, M.D., is the director of the UCSD-affiliated lab at which the preclinical work for the LX2022 program is conducted. If UCSD delays or fails to perform its obligations under either of the sponsored research agreements, disagrees with our interpretation of the terms of the sponsored research agreement or our discovery plan or terminates any of our existing license agreements, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

We intend to continue to rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We engage CROs to help conduct our ongoing clinical trials. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials and any future clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding a CRO involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, within specified time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. No assurance can be given that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of LX2006, LX1001, LX2020 or any other product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

We may seek collaborations with non-academic third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates pose the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•
collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
•
collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar diseases that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.

Risks related to intellectual property

If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates, including LX2006, LX2020, LX2021, LX2022, LX1001, LX1020, LX1021, and other programs, their respective components, formulations, therapies, methods used to manufacture them and methods treatment. Furthermore, we currently do not have any patents or patent applications covering our LX1004 product candidate.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and product candidates.

We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may preclude our ability to obtain patent protection for certain inventions relating to such work. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we would not be able to prevent any third party from using any technology that is in the public domain to compete with our product candidates. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. Our owned and licensed pending and future patent applications may not result in issued patents which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and product candidates or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our technologies and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing technologies and products, and the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Any failure to obtain, maintain or defend our patents and other intellectual property could have a material adverse effect on our business, financial conditions, results of operations and prospects.

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority or entitlement disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Since patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our product candidates. For example, some patent applications in the United States may be maintained in secrecy until the patents are issued. Further, publications in the scientific literature often lag behind actual discoveries. Consequently, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor, were the first to invent or first to file an application for the technology.

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

In addition to the protection provided by our patent estate, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not amenable to patent protection. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, or that our trade secrets and other confidential proprietary information will not be disclosed. In addition, while we have undertaken reasonable efforts to ensure such agreements are enforceable and that employees and third parties comply with their obligations thereunder, these agreements may be found insufficient by a court of law or may be breached, or we may not enter into sufficient agreements with such individuals in the first instance, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products, if approved, and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable, and we may not be able to obtain adequate remedies for such breaches.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, our agreements or security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-United States legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

We in-license key intellectual property necessary for the development of each of our current product candidates. If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, resulting in the termination of such licenses, we could lose rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of each of our current product candidates. In particular, we in-license key patents and patent applications from Adverum related to LX2006, we in-license patent applications and know-how from Cornell University related to our LX1001, LX1020 and LX1021 product candidates for the treatment of Alzheimer’s disease, and we in-license patent applications and know-how from UCSD, related to our LX2020, LX2021 and LX2022 product candidates for the treatment of cardiomyopathy. Our license agreements impose diligence and milestone and royalty payment obligations on us, and also contain certain development requirements. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we will not be able to develop, manufacture or market any product using the intellectual property under any such terminated agreement and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

Certain of our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. In addition, the intellectual property rights licensed to us by our licensors, including certain intellectual property licensed by Cornell, UCSD, and Adverum, at least in some respects, may be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

Licenses to additional third-party technology and materials that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition. In such events, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates. Even if we are able to obtain such additional licenses, they may be non-exclusive thereby giving our competitors and other third parties access to the same technology licensed to us.

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our product candidates and technology could suffer. Although we have oversight rights, Cornell and UCSD, generally control the prosecution, maintenance and enforcement of our in-licensed patents and patent applications. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If we or our licensors fail to maintain such patents or patent applications, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

Further, if we fail to comply with our development obligations under our license agreements, we may lose our patent rights with respect to such agreement on a territory-by-territory basis, which would affect our patent rights worldwide. In spite of our efforts, our current and future licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate such license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our financial and other obligations under the license agreement;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;

•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;
•
the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates. In addition, if any such disputes result in the termination of our intellectual property licenses, this could result in the loss of our ability to develop and commercialize our lead product candidates, or we could lose other significant rights, experience significant delays in the development and commercialization of our other product candidates, or incur liability for damages, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates.

Some of our future agreements with certain of our third-party research partners may provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner. If we determine that rights to such improvements owned solely by a third-party research partner or other third party with whom we collaborate are necessary to commercialize our therapeutic candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

Termination of our current or any future license agreements would reduce or eliminate our rights under these agreements and may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Any of the foregoing could prevent us from commercializing our other product candidates, which could have a material adverse effect on our operating results and overall financial condition.

In addition, intellectual property rights that we in-license in the future may be sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize our product candidates may be materially harmed.

In addition, a third party may in the future bring claims that our performance under our license agreements, including our sponsoring of clinical trials, interferes with such third party’s rights under its agreement with one of our licensors. If any such claim were successful, it may adversely affect our rights and ability to advance our product candidates as clinical candidates or subject us to liability for monetary damages, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described above and below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer. We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently, we have obtained rights to certain intellectual property rights through licenses from third parties to develop, manufacture and commercialize our lead product candidates and other potential product candidates in our pipeline. Because the commercialization of our product candidates may require the use of additional intellectual property rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire or license these intellectual property rights. Our product candidates also require specific formulations and manufacturing processes to work effectively and efficiently, and some of these rights are held by others.

We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary, important or more expedient to further our business operations. In addition, even if we are able to obtain such licenses, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Were that to happen, we may need to cease use of the product candidates and technologies covered by those third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe, misappropriate or violate those intellectual property rights, which may entail additional costs and development delays if we are able to develop such alternatives, or which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have licensed, we may be required to expend significant time and resources to redesign our product candidates, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis, and we may have to abandon development of our product candidates, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

We currently depend, and will continue to depend, on our license agreements, including the license agreements with Cornell and Adverum related to LX2006, with Cornell related to our LX1001, LX1020 and LX1021 product candidates for the treatment of Alzheimer’s disease, and with UCSD, related to LX2020, LX2021 and LX2022 product candidates for the treatment of cardiomyopathy. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If any of our licenses or material relationships or any in-licenses upon which our licenses are based are terminated or breached, we may:

•
lose our rights to develop and market our products;
•
lose patent protection for our products;
•
experience significant delays in the development or commercialization of our products;
•
not be able to obtain any other licenses on acceptable terms, if at all; or
•
incur liability for damages.

These risks apply to any agreements that we may enter into in the future for our products or for any future product candidates. If we experience any of the foregoing, it could have a material adverse effect on our business, financial condition, results or operations and prospects.

We cannot be certain that any of our or licensed pending patent applications or our future owned or licensed patent applications will result in issued patent claims covering such aspects of our product candidates.

Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Although we intend to file patent applications in the future that cover these product candidates, we cannot be certain that our future owned or licensed patent applications will cover our current or future product candidates.

Method-of-use patents protect the use of a product for the specified method and formulation patents cover formulations of the API. These types of patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute. In addition, there are numerous publications and other prior art that may be relevant to our owned or in-licensed method-of-use patents and patent applications and may be used to challenge the validity of these owned or in-licensed patents and patent applications in litigation or other intellectual property-related proceedings. If these types of challenges are successful, our owned or in-licensed patents and patent applications may be narrowed or found to be invalid, and we may lose valuable intellectual property rights. Any of the foregoing could have a material adverse effect on our business, financial conditions, prospects and results of operations.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other countries. Even if patents do successfully issue, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and third parties may challenge the validity, enforceability or scope of our owned and licensed patents in courts or patent offices in the United States and abroad, which may result in those patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our owned and licensed patents and pending patent applications, if issued, may not adequately protect our intellectual property or prevent competitors or others from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. If the breadth or strength of protection provided by the patents and patent applications we own or license with respect to our product candidates is not sufficient to impede such competition or is otherwise threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe the patents for which we have applied. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patent applications. An unfavorable outcome could require us to cease using the related technology or force us to take a license under the patent rights of the prevailing party, if available. Furthermore, our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Even if we establish infringement of any of our patents by a competitive product, a court may decide not to grant an injunction against further infringing activity, thus allowing the competitive product to continue to be marketed by the competitor. It is difficult to obtain an injunction in U.S. litigation and a court could decide that the competitor should instead pay us a “reasonable royalty” as determined by the court, and/or other monetary damages. A reasonable royalty or other monetary damages may or may not be an adequate remedy. Loss of exclusivity and/or competition from a related product would have a material adverse impact on our business.

For certain of our in-licensed patent rights, such as patent rights in-licensed from Cornell and Adverum, we may not have the right to file a lawsuit for infringement and may have to rely on a licensor to enforce these rights for us. If we are not able to directly assert our licensed patent rights against infringers or if a licensor does not vigorously prosecute any infringement claims on our behalf, we may have difficulty competing in certain markets where such potential infringers conduct their business, and our commercialization efforts may suffer as a result.

In addition, we or our licensors, as the case may be, may not be able to detect infringement against our owned or in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third party of our owned or in-licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third party. If we or our licensors later sue such third party for patent infringement, the third party may have certain legal defenses available to it that otherwise would not be available but for the delay between when the infringement was first detected and when the suit was brought. These legal defenses may make it impossible for us or our licensors to enforce our owned or in-licensed patents, as the case may be, against that third party.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO, or oppositions and other proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates, manufacturing methods, formulations, administration methods and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights.

Numerous issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties, including our competitors, may allege they have patent rights encompassing our product candidates, technologies or methods and that we are employing their proprietary technology without authorization.

If we were sued for patent infringement, we would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes that one of our product candidates infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

If any third-party patents are held by a court of competent jurisdiction to be valid and enforceable and to cover any of our technology or product candidates, including the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively, or additionally, it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing a product or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

We are currently, and may in the future be, subject to claims that we and our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors. For example, on October 12, 2023, Rocket Pharmaceuticals, Inc., or Rocket, filed a lawsuit against us and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of our analytical development team, both of whom were employed at Rocket before joining us in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that we used this information to advance our programs. The complaint seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. On December 7, 2023, we filed a motion to dismiss the complaint, and we intend to continue to defend this litigation vigorously. It is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made.

Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may be subject to claims challenging the inventorship or ownership of our future patents and other intellectual property.

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patent applications, our future patents, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates and platform discovery. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

If we rely on third parties to manufacture or commercialize our product candidates, or if we collaborate with additional third parties for the development of such product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make or use capsids, nucleic acids and vectors that are similar to the biological compositions of our products that are the same as or similar to our product candidates but that are not covered by the claims of owned or in-licensed patents;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
it is possible that others may circumvent our owned or in-licensed patents;
•
others, including inventors or developers of our owned or in-licensed patented technologies who may become involved with competitors, may independently develop similar technologies that function as alternatives or replacements for any of our technologies without infringing our intellectual property rights;
•
it is possible that our owned or in-licensed patents or patent applications omit individual(s) who should be listed as inventor(s) or include individual(s) who should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•
we or our licensors or our other collaboration partners might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
•
we or our licensors or our other collaboration partners might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;

•
we or our licensors may fail to meet obligations to the U.S. government with respect to in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
•
it is possible that our pending patent applications will not result in issued patents;
•
we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;
•
no patent protection may be available with regard to formulation or method of use;
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•
issued patents that we own or exclusively license may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
we may not exclusively license our patents and, therefore, may not have a competitive advantage if such patents are licensed to others;
•
our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
the laws of other countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
•
countries other than the United States may, under certain circumstances, force us or our licensors to grant a license under our patents to a competitor, thus allowing the competitor to compete with us in that jurisdiction or forcing us to lower the price of our drug in that jurisdiction;
•
we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
•
we may not successfully commercialize the product candidates, if approved, before our relevant patents expire;
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
•
it is possible that product candidates or technologies we develop may be covered by third parties’ patents or other exclusive rights;
•
ownership, validity or enforceability of our or our licensors’ patents or patent applications may be challenged by third parties; and
•
the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

We may enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States or Europe. These products may compete with our product candidates, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, we may decide to abandon national and regional patent applications before they are granted. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the United States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.

While we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property rights, which could make it difficult for us to stop the infringement of our future patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In those countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-United States government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and genetic medicine industries involve both technological and legal complexity. Therefore, obtaining and enforcing biotechnology and genetic medicine patents is costly, time-consuming and inherently uncertain. In addition, the Leahy-Smith America Invents Act (AIA), which was passed in September 2011, resulted in significant changes to the U.S. patent system.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.

We may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our or our licensors’ patent rights, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allows the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Some of our licensed patents are subject to the provisions of the Bayh-Dole Act. If our licensors fail to comply with the regulations of the Bayh-Dole Act, they could lose title to any patents subject to such regulations, which could affect our license rights under the patents and our ability to stop others from using or commercializing similar or identical technology and products, or limit patent protection for our technology and products.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws has also increased in recent years. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks related to legal and regulatory compliance matters

Our current and future relationships with customers, healthcare providers, including physicians, and third- party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

We are currently or will in the future be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us. It is possible that governmental authorities will conclude that our current or future business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Even if we obtain FDA or EMA approval for any of our product candidates in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy.

Approval by the FDA in the United States or the EMA in the European Union does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming.

Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any product candidate for which we obtain marketing approval will be subject to ongoing regulatory requirements for, among other things, manufacturing processes, submission of post-approval clinical data and safety information, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, promotional activities and product tracking and tracing. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, applicable tracking and tracing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and cGCP requirements for any clinical trials that we conduct post-approval.

Any regulatory approvals that we receive for our product candidates or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the product. An unsuccessful post- marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

The FDA and EMA closely regulate the post-approval marketing and promotion of genetic therapy medicines to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products for uses beyond their approved diseases, we may be subject to enforcement action for off-label marketing. Violations of the FDCA, relating to the promotion of prescription drugs for unapproved uses may lead to enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. The holder of an approved BLA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal and administrative penalties.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•
restrictions on manufacturing such products;
•
restrictions on the labeling or marketing of a product;
•
restrictions on product distribution or use;
•
refusal to allow entry into supply contracts, including government contracts;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning or untitled letters, or holds on clinical trials;
•
withdrawal of the products from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of products;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;

•
refusal to permit the import or export of our products;
•
product seizure or detention; or
•
injunctions or the imposition of administrative, civil or criminal penalties or monetary fines.

The FDA’s policies, and the policies of foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, executive orders or other actions could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. If such executive actions were to impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business could be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our current product candidates or any future product candidates and harm our business, financial condition, results of operations and prospects.

Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could negatively affect our customers and accordingly, our financial operations.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our product candidates.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates or realizing the synergies in the target diseases of our programs, even if they are approved.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. We expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the United States and European Union, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain international markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of LX2006, LX1001 or LX2020, if approved, for certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of LX2006, LX1001 or LX2020, or any of our other product candidates, if approved, we may be forced to delay the potential commercialization of LX2006, LX1001 or LX2020 or any of our other product candidates or reduce the scope of our sales or marketing activities for LX2006, LX1001 or LX2020 or any of our other product candidates. If we elect to increase our expenditures to fund commercialization activities internationally, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to LX2006, LX1001 or LX2020 or any of our other product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing LX2006, LX1001 or LX2020 or any of our other product candidates, if approved, and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States or the European Union, a variety of risks associated with international operations could adversely affect our business.

If LX2006, LX1001, LX2020 or any of our other product candidates are approved for commercialization, we may seek to enter into agreements with third parties to market them in certain jurisdictions outside the United States and the European Union. We expect that we would be subject to additional risks related to international pharmaceutical operations, including:

•
different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;
•
reduced protection for intellectual property rights;
•
foreign reimbursement, pricing and insurance regimes;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•
business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;
•
greater difficulty with enforcing our contracts;
•
potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

In addition, there are complex regulatory, tax, labor and other legal requirements imposed by individual countries in Europe with which we will need to comply. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be harmed.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

We are subject to a variety of privacy and data security laws, rules, regulations, policies, industry standards and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state and federal data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Among these regulations are: Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive commercial practices; new rules adopted by the SEC in July 2023, which require public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance; and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder.

We may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPPA, and depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In the European Economic Area, or EEA, and the UK, the collection, use, disclosure, transfer or other processing of personal data, including clinical trial data, of individuals is governed by the General Data Protection Regulation, or EU GDPR (with regards to the EEA) and UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide ranging in scope imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (£17.5 million for the UK) or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

The GDPR also includes restrictions on cross-border data transfers of personal data to countries outside the EEA and the UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted.

The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, which became effective as of January 1, 2023, amended the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The amendments introduced by the CPRA also created a new California data protection agency authorized to issue substantive regulations, and it is anticipated that this development could result in increased privacy and information security enforcement. Although the CCPA, as amended by the CPRA, currently exempts certain health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability if we expand our operations into California. Similar broad consumer privacy laws have been enacted in Colorado, Connecticut, Virginia, Utah, Iowa and Indiana and have been proposed in numerous other states and at the federal level. If passed, these bills may have potentially conflicting requirements that would make compliance challenging.

In addition to these consumer privacy laws, the state of Washington recently a comprehensive privacy bill, called the My Health My Data Act. Effective March 2024, this new law will impose strict requirements on the collection, use and processing of health related information that is not subject to HIPAA. Other states are considering bills with similar requirements. The Washington law and, if passed, the other state bills, will add additional complexity to our existing compliance obligations.

With the GDPR, CCPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We are currently in the process of developing and updating our policies and procedures in accordance with requirements under applicable data privacy and protection laws and regulations. We do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

We are subject to U.S. and certain foreign anti-corruption laws and regulations, export and import controls, sanctions and embargoes. We could face liability and other serious consequences for violations.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and therefore will be considered foreign officials for purposes of the FCPA. We also expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities.

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions.

There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable anti-corruption, export and import control, and sanctions laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

Risks related to employee matters and managing our growth

Our future success depends on our ability to attract and retain key executives and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, or the Board of Directors, Paul McCormac, Ph.D., our Chief Technical Officer, and Eric Adler, M.D., our Chief Scientific Officer, as well as on the scientific expertise of our founder, Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Each of our executive officers may currently terminate their employment with us at any time and we do not have an employment contract with Dr. Crystal. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified executives, scientists and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees, or our inability to recruit certain executives, could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, recruiting executive officers, or replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize gene therapy products.

Competition to hire from this limited pool is intense, and we have experienced and may continue to experience challenges filling certain executive roles. We may be unable to hire, train, retain or motivate key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our clinical development, manufacturing and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may be improperly classified and may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We endeavor to properly classify our employees as exempt or non-exempt with respect to wage and hour laws (including, but not limited to, for purposes of minimum wage, overtime and applicable meal and rest periods), and we monitor and evaluate such classifications. Although there are no current, pending, or threatened claims or investigations against us asserting that any employees have been incorrectly classified as exempt, the possibility nevertheless exists that certain job roles could be deemed to have been incorrectly classified as exempt. In addition, we endeavor to classify our workforce properly, and we monitor and evaluate such classifications. Although there are no current, pending, or threatened claims or investigations against us asserting that any independent contractors have been incorrectly classified, the possibility nevertheless exists that certain contractors could be deemed to be employees.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

The administrator of the 2023 Plan is authorized to exercise its discretion to reprice stock options and stock appreciation rights, and if a repricing occurs, there may be adverse consequences to our business.

The administrator of the 2023 Plan (which we expect to be our compensation committee) is authorized, subject to the consent of any award holder whose award is materially impaired by such action, to reduce the exercise price of a stock option or stock appreciation right; to cancel a stock option or stock appreciation right in exchange for a different award, cash or other consideration; or to take any other action that is treated as a repricing under generally accepted accounting principles (each such action, a “repricing”).

We have no current expectation that a repricing will occur. However, if the administrator were to implement a repricing without seeking prior stockholder approval, certain proxy advisory firms and/or institutional investors may express a lack of support for the repricing, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee or the board. In addition, if we are required to hold an advisory vote on named executive officer compensation (known as a “say on pay” vote) at the time of, or subsequent to, any such repricing, it is likely, based on their current policies, that proxy advisory firms would issue an “against” recommendation on our say on pay proposal. Defending against negative recommendations with respect to our directors and/or say on pay proposal would require management attention, and could be costly and time-consuming.

If our stockholders agree with proxy advisory firms’ recommendations, we may need to make changes to our compensation and corporate governance practices, and perhaps the composition of our board and its committees, potentially leading to business disruptions and a negative impact on our stock price. Even absent negative reactions from proxy advisory firms and institutional investors, we may be required to recognize a compensation expense and the repricing will require management’s time and attention and the payment of administrative costs and attorney and accounting firm fees. As such, a repricing could cause a negative impact on our stock price, and adverse consequences to our business.

Risks related to ownership of our common stock

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and:

•
the reporting of unfavorable preclinical and clinical results;
•
the commencement, enrollment or results of our clinical trials of LX2006, LX1001, LX2020 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for LX2006, LX1001, LX2020 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of LX2006, LX1001 or LX2020 or any other product candidate;
•
changes in financial estimates by us or by any equity research analysts who might cover our stock;
•
conditions or trends in our industry;
•
changes in the market valuations of similar companies;
•
stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•
publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•
our relationships with our collaborators;
•
announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•
investors’ general perception of our company and our business;
•
recruitment or departure of key personnel;
•
overall performance of the equity markets;
•
trading volume of our common stock;

•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
significant lawsuits, including patent or stockholder litigation or employee or independent contractor litigation;
•
changes in the structure of healthcare payment systems;
•
unfavorable geopolitical conditions; and
•
other events or factors, many of which are beyond our control.

The global economy, including credit and financial markets and the banking sector, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, bank failures, higher interest rates and uncertainty about economic stability. For example, each of the ongoing wars in Ukraine and Israel have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. These factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could harm our business.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 7, 2023, 26,645,538 shares of common stock were outstanding. This includes the shares converted, issued and sold in the IPO and upon the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares, of which an aggregate total of 10,139,656 shares resulting from such new shares sold and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares in connection with the IPO may be resold in the public market immediately. Approximately 62% of our outstanding shares are subject to a 180-day lock-up period and restricted from immediate resale under the federal securities laws. All of these shares may, however, be resold after the expiration of the lock-up period on April 30, 2024, which is 180 days from the date of our final prospectus dated November 2, 2023 that was filed with the SEC pursuant to Rule 424(b)(4) on November 6, 2023. We have also registered shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the restrictions under the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our executive officers, directors and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval and may prevent new investors from influencing significant corporate decisions.

Based on the number of common stock outstanding as of December 7, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates beneficially held shares representing approximately 52% of our outstanding common stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire. Because many of these stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Any of these actions could adversely affect the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•
not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the last day of the fiscal year ending after the fifth anniversary of the IPO, or, if earlier, (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. As a result of these elections, the information that we provide in this Quarterly Report may be different than the information investors may receive from other public companies in which they hold equity interests. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our share price.

Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gains on an investment in our common stock and our investors may never receive a return on their investment.

An investment in our common stock should not be relied on to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty;
•
any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•
any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our restated certificate or our amended and restated bylaws;
•
any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the state of Delaware; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may result in increased costs for investors to bring a claim. Further, these exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

•
establish a classified Board of Directors such that only a portion of our directors stand for election at any given annual stockholder meeting;
•
allow the authorized number of our directors to be changed from time to time by our shareholders or our Board of Directors;
•
limit the manner in which stockholders can remove directors from our Board of Directors;
•
establish requirements for stockholder proposals that can be acted on at stockholder meetings;
•
require that stockholder actions must be effected at a duly called stockholder meeting and allow actions by our stockholders by written consent, with certain requirements;
•
limit who may call stockholder meetings; and
•
authorize our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Ddirectors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

General risks

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions recently, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and increasing tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget. We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

Commencing with our fiscal year ending December 31, 2024, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we fail to remediate our identified material weakness, or identify additional material weaknesses, in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission or other regulatory authorities.

Our ability to utilize our net operating loss carryforwards and research tax credits to offset future taxable income may be subject to limitations.

As of December 31, 2022, we had approximately $48.6 million of U.S. federal net operating loss carryforwards, or NOLs, $109.3 million of U.S. state and local NOLs, and $3.9 million of federal research tax credits. U.S. federal NOLs generated in taxable years beginning after December 31, 2017, do not expire and may be carried forward indefinitely, but the deductibility of such NOLs is limited to no more than 80% of current year taxable income. Our U.S. state and local NOLs begin to expire in 2040 and our federal research tax credits begin to expire in 2041.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. If we undergo an ownership change, and our ability to use our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. U.S. state and local NOLs may be similar limited. In addition, at the U.S. state and local level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase U.S. state and local taxes owed.

Irrespective of the above, our ability to utilize our NOLs and research tax credits to offset future taxable income or taxes is conditioned on our attaining profitability and generating taxable income. We do not know if and when we will generate sufficient taxable income to utilize our NOLs and research tax credits.

Changes in tax laws or regulations that are applied adversely to us or our customers may materially harm our business.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. The Inflation Reduction Act of 2022, or the IRA, enacted a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for taxable years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes in U.S. federal tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for taxable years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed, or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, the CARES Act, or any future U.S. federal tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future U.S. tax expenses.

Our business and operations would suffer in the event of system failures, cyberattacks or a deficiency in our or our CMOs’, CROs’, manufacturers’, contractors’, consultants’ or collaborators’ cybersecurity.

Despite the implementation of security measures, our internal computer systems, as well as those of third parties on which we rely, are vulnerable to damage from, among other things, computer viruses, malware, unauthorized access, natural disasters, terrorism, war telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, attachments to emails, phishing attacks, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, which could result in a material disruption of our product candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, we cannot ensure that our information technology and infrastructure will prevent breakdowns or breaches in our or their systems or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates.

To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information or personal data, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed. Any such event could also compel us to comply with federal and state breach notification laws, and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to substantial liability under laws, rules, regulations and standards that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a data breach or other security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. However, we cannot guarantee that we will be able to detect or prevent any such incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. To the extent that any data breach, disruption or security incident were to result in any loss, destruction, or alteration of, damage, unauthorized access to or inappropriate or unauthorized disclosure or dissemination of, our data, including personal data, or other information that is processed or maintained on our behalf, we could be exposed to litigation and governmental investigations and inquiries, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with applicable state, federal and foreign privacy and security laws, rules, regulations and standards.

We have increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other expenses that we did not incur as a private company, including the cost of public company director and officer liability insurance. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as members of senior management.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

SAFE Instrument

On August 24, 2023, we issued a SAFE instrument to Sarepta Therapeutics, Inc. in the amount of $4.0 million, which SAFE instrument converted into 411,815 shares of our common stock upon the effectiveness of the registration statement for our IPO. The issuance of such SAFE instrument was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Stock Option Awards

During the three months ended September 30, 2023, we granted options to purchase an aggregate of 669,699 shares of our common stock at a weighted-average exercise price of $11.02 per share (share and per share amounts reflect a 10.594230-for-1 reverse stock split of our common stock effected on October 13, 2023). The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements provided by Rule 701 promulgated under the Securities Act.

Use of Proceeds

On November 2, 2023, our Registration Statement on Form S-1 (File No. 333-274777) was declared effective by the SEC for our IPO. At the closing of the IPO on November 7, 2023, we sold 9,090,910 shares of common stock, at a price of $11.00 per share and received gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $89.3 million, after deducting underwriting discounts and commissions and other offering costs. On November 22, 2023, the underwriters partially exercised their 30-day option to purchase additional shares of common stock and 1,048,746 additional shares were issued at a price of $11.00 per share. Aggregate net proceeds to the Company from such underwriters’ partial exercise of their 30-day option to purchase additional shares were $10.7 million after deducting underwriting discounts and commissions. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors. J.P. Morgan Securities LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and RBC Capital Markets, LLC acted as joint book-running managers and as representatives of the underwriters and Chardan Capital Markets LLC acted as lead manager for the IPO.

There has been no material change in the planned use of proceeds from that described in the final prospectus for the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41855), filed with the SEC on November 7, 2023).

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41855), filed with the SEC on November 7, 2023).

10.1+

Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and R. Nolan Townsend (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-274777), filed with the SEC on October 30, 2023)

10.2+

Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and Jenny R. Robertson (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-274777), filed with the SEC on October 30, 2023)

10.3+

Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and Paul McCormac (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-274777), filed with the SEC on October 30, 2023)

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

* Filed herewith.

+ Indicates management or compensatory plan.

# The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXEO THERAPEUTICS, INC.

December 11, 2023	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)