Form 10-K
period 2023-12-31
Lexeo Therapeutics, Inc.
filed 2024-03-11
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-41855

LEXEO THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-4012572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue South, Floor 6 New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 547-9879

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	LXEO	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2024 was 26,668,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. Forward-looking statements contained in this Annual Report include, without limitation, statements about:

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
•
the timing of any submission of filings for regulatory approval of and our ability to obtain and maintain regulatory approvals for LX2006, LX1001, LX2020 and any other product candidates;
•
the impact of public health crises (such as COVID-19) and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
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
•
our ability to establish or maintain collaborations or strategic relationships and any expected benefits related thereto;
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
•
the impact of laws and regulations; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

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

Our most advanced cardiovascular product candidate, LX2006 for the treatment of patients with Friedreich’s ataxia, or FA, cardiomyopathy, is currently being evaluated in SUNRISE-FA, an ongoing Phase 1/2 clinical trial. We have observed an increase in frataxin protein expression in the hearts of three patients that have undergone cardiac biopsies across cohort 1 (n=1) and cohort 2 (n=2), and we expect to report additional interim data from this trial in mid-2024. Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, received IND clearance from the U.S. Food and Drug Administration, or FDA, in July 2023. LX2020 received Fast Track and Orphan Drug designations from the FDA in December 2023. We expect to dose the first patient in a Phase 1/2 clinical trial in the first half of 2024 and provide an interim data readout from cohort 1 in the second half of 2024.

Our lead Alzheimer’s disease product candidate, LX1001 for the treatment of APOE4 homozygous patients with Alzheimer’s disease, is in an ongoing Phase 1/2 trial. In December 2022, we reported that we observed an increase in expression levels of the protective protein, APOE2, in the first dose cohort and a consistent trend towards improvement in core Alzheimer’s disease biomarkers in the first dose cohort. We completed enrollment of the trial in the fourth quarter of 2023 and expect to report additional interim data from all cohorts in the Phase 1/2 clinical trial in the second half of 2024.

We are targeting diseases that have seen limited penetration of precision medicine, which we define as medications that treat the underlying molecular mechanism of a disease, and where we believe there is a significant opportunity for gene therapy to play a role as a key therapeutic option. We believe the specific indications we are initially targeting, FA cardiomyopathy, PKP2-ACM and APOE4-associated Alzheimer’s disease are highly amenable to gene therapy, where administration of a single dose has the potential to either restore loss-of-function or minimize gain-of-function mutations by treating the underlying genetic cause of the disease. Although few precision medicines are currently approved for the treatment of cardiovascular conditions or Alzheimer’s disease, recent approvals by the FDA suggest a willingness to approve new precision medicines based on biomarkers and functional endpoints. Together with improved diagnostics and increased testing, these developments may offer one of the most substantial opportunities for the uptake of precision medicines in the global pharmaceutical marketplace.

Each of our gene therapy candidates utilizes the vector construct, dose and route of administration that we believe will result in the most favorable biodistribution and safety profile for our product candidate for each disease. Our most advanced cardiovascular and APOE4-associated Alzheimer’s disease programs use the AAVrh10 vector due to its high transduction efficiency in both myocardial cells and neurons, potential for lower toxicity given the opportunity to utilize lower doses compared to other well-established AAV serotypes, and low pre-existing immunity.

By specifically tailoring our technological approach to each targeted disease, we believe we can optimize our programs to achieve the highest likelihood of having therapeutic impact. We target genetically defined indications in specific sub-groups of patients that offer the potential to demonstrate therapeutic impact through improvement in functional endpoints or biomarkers, have high unmet need and large market opportunities, have established proof-of-concept in relevant preclinical models, and have organized patient advocacy groups and identifiable patient populations. In addition to targeting cardiovascular diseases and APOE4-associated Alzheimer’s disease that we believe can be addressed by our current approach utilizing AAVrh10, we have ongoing discovery efforts to identify next-generation vector technologies with the best potential therapeutic profile. Finally, we continuously seek to bolster our pipeline through relationships with academic institutions, providing us access to cutting edge genetic medicines research which will include not only AAV gene therapy but also other potential therapeutic payload types and non-viral delivery systems. In August 2023, we announced a strategic investment from Sarepta Therapeutics, Inc. to explore collaboration opportunities within our preclinical cardiovascular pipeline.

Our pipeline

Utilizing a stepwise, capital-efficient development approach, we are leveraging early proof-of-concept functional and biomarker data to advance a deep and diverse pipeline of cardiovascular and APOE4-associated Alzheimer’s disease programs for larger-rare and prevalent indications. We retain exclusive worldwide development and commercialization rights to all of our product candidates and programs.

Cardiovascular programs

We are developing a number of disease-modifying gene therapy candidates to treat larger-rare cardiovascular diseases that have significant unmet need and no approved treatments that address the underlying genetic cause of the disease. These programs include:

•
LX2006 is an AAVrh10-based gene therapy candidate designed to intravenously deliver a functional frataxin, or FXN, gene for the treatment of FA cardiomyopathy. FA cardiomyopathy is the most common cause of mortality in patients with FA and affects approximately 5,000 patients in the United States. LX2006 is designed to promote the expression of the protein frataxin to restore normal mitochondrial function and energy production in myocardial cells. In preclinical studies, LX2006 demonstrated improvement in cardiac function and survival in a severe FXN knockout mouse model. Similarly, in a partial FXN knockout mouse model, LX2006 was observed to restore cardiac function and reverse disease abnormalities of FA cardiomyopathy. LX2006 is currently being evaluated in an open-label, ascending dose Phase 1/2 clinical trial in patients with FA cardiomyopathy and we have observed an increase in frataxin protein expression in the hearts of three patients that have undergone cardiac biopsies across cohort 1 (n=1) and cohort 2 (n=2). We expect to report additional interim data from this trial in mid-2024. The FDA has granted Rare Pediatric Disease designation and Orphan Drug designation to LX2006 for the treatment of FA.
•
LX2020 is an AAVrh10-based gene therapy candidate designed to intravenously deliver a functional PKP2 gene to cardiac muscle for the treatment of PKP2-ACM. PKP2 mutations are associated with approximately 75% of all genetic cases of ACM, and we estimate they affect approximately 60,000 patients in the United States. PKP2 mutations can cause replacement of heart muscle with fibrotic tissue and fatty deposits and severe abnormal heart rhythms, or arrhythmias, that cause cardiac dysfunction and can result in sudden cardiac death. LX2020 is designed to increase desmosomal PKP2 protein levels, reassemble desmosomes and restore myocardial cell function. In our preclinical studies using a genetic mouse model of ACM harboring a PKP2 mutation that recapitulates the phenotype of PKP2-ACM, LX2020 resulted in fewer arrhythmias and increased survival. We received IND clearance for LX2020 from the FDA in July 2023 and Fast Track and Orphan Drug designations from the FDA in December 2023. We expect to dose the first patient in a Phase 1/2 clinical trial in the first half of 2024 and provide an interim data readout from cohort 1 in the second half of 2024.

•
LX2021 is a gene therapy candidate we are developing to intravenously deliver the coding sequence for the functional Cx43 protein for a group of inherited cardiac muscle disorders associated with a high risk of sudden death, including ACM and certain forms of dilated cardiomyopathy. We believe restoring the Cx43 protein can potentially treat multiple genetic causes of ACM because the cardiac loss of Cx43 is a molecular deficit generally observed in all ACM patient populations. Our LX2021 program is initially targeting Desmoplakin, or DSP, cardiomyopathy, a distinct form of ACM as well as a certain form of dilated cardiomyopathy, with a prevalence that may be as high as 4% of all inherited dilated cardiomyopathies and 4% of all ACMs, impacting up to approximately 35,000 patients in the United States. We plan to initiate IND-enabling studies for LX2021 in 2024.
•
LX2022 is a gene therapy candidate we are developing to intravenously deliver a functional TNNI3 gene to myocardial cells to treat a distinct form of hypertrophic cardiomyopathy, or HCM, due to mutations in the TNNI3 gene. Mutations in the TNNI3 gene often result in left ventricular hypertrophy and restrictive cardiomyopathy, leading to arrhythmias and heart failure. With an estimated prevalence of 1 in 500 people in the United States, HCM is one of the most common forms of genetic cardiomyopathy caused by mutations that affect the cardiac sarcomere in approximately 75% of cases. It is estimated that as many as 25,000 patients in the United States and 34,000 patients in the European Union are affected by HCM caused by mutations in the TNNI3 gene. We plan to complete candidate selection for LX2022 in 2024.

APOE4-associated Alzheimer’s programs

We are developing a portfolio of approaches to treat the genetics underlying Alzheimer’s disease. These programs include:

•
LX1001 is an AAVrh10-based gene therapy candidate designed to deliver into the cerebrospinal fluid, or CSF, an APOE2 gene for the treatment of APOE4 homozygous patients with Alzheimer’s disease. Alzheimer’s disease is the leading cause of cognitive decline in late adult life and characterized by complex underlying pathology in the central nervous system, or CNS. Individuals homozygous for APOE4, an allele of the gene APOE, are approximately 15 times more likely to develop Alzheimer’s disease than the general population, and it is estimated that there are 900,000 APOE4 homozygous patients with Alzheimer’s disease in the United States alone. Conversely, individuals homozygous for the APOE allele APOE2 are 40% less likely to develop Alzheimer’s disease than the general population. This and other evidence suggest that APOE2 may play a neuroprotective role. LX1001 is designed to express the protective APOE2 gene in the CNS of APOE4 homozygous patients in order to halt or slow the progression of Alzheimer’s disease. LX1001 is being evaluated in an ongoing open-label, dose-escalation Phase 1/2 clinical trial. In the first dose cohort in the trial, we observed a consistent trend towards improvement in Alzheimer’s disease CSF biomarkers, such as total tau and phosphorylated tau. We have also observed expression of the protective APOE2 protein in all patients in the first dose cohort with follow-up data. LX1001 has been granted Fast Track designation by the FDA for the treatment of patients with early Alzheimer’s disease who are APOE4 homozygous to slow disease progression. We completed enrollment in the trial in the fourth quarter of 2023 and expect to report additional interim data from all cohorts in the Phase 1/2 clinical trial in the second half of 2024.
•
LX1021 is a gene therapy candidate we are developing to deliver a Christchurch mutation-modified APOE2 allele for the treatment of APOE4 homozygous patients with Alzheimer’s disease. The Christchurch mutation has been recognized to protect individuals against Alzheimer’s disease even in the presence of significant amyloid pathology. The mechanism of this protection may relate to the fact that APOE, in the presence of the Christchurch mutation, binds poorly to heparan sulfate proteoglycans, which are molecules found on the surface of neurons that may inhibit the spread of tau between cells. We believe this approach has the potential to enhance the protective effect of APOE2 in homozygous APOE4-associated Alzheimer’s disease. We plan to hold a pre-IND meeting with the FDA in 2024 to guide the next stage of development for this program.
•
LX1020 is a gene therapy candidate we are developing to deliver both the protective APOE2 allele and microRNA, or miRNA, to suppress APOE4 for the treatment of APOE4 homozygous patients. We believe delivery of APOE2 with concurrent suppression of APOE4 will achieve a higher degree of conversion to the APOE4/E2 heterozygous profile, which should lead to greater therapeutic effect. We plan to complete candidate selection in 2024.

Our company

We are led by pioneers and experts with decades of collective experience in genetic medicines, rare disease drug development, manufacturing and commercialization. We were founded through a collaboration between the world-class gene therapy research at Joan & Sanford I. Weill Medical College, or Weill Cornell Medicine, and a team of pioneering scientists, clinicians, and business leaders with deep expertise in gene therapy. Through our acquisition of Stelios Therapeutics, Inc., or Stelios, we have an ongoing collaboration with the University of California, San Diego, or UCSD, through which we sponsor research and development designed to advance our earlier stage cardiovascular pipeline. We work with highly experienced teams at both Weill Cornell Medicine and UCSD that have deep expertise in the underlying biology of cardiovascular and APOE4-associated Alzheimer’s disease and the patient populations that they treat. We believe our ongoing work with these preeminent institutions, as well as any potential new or expanded collaborations, will continue to be a valuable aspect of our efforts as we seek to further discover and develop novel gene therapies for devastating diseases.

Our strategy

Our company is purpose built to amplify genetic medicine’s potential for empowering individuals by treating the underlying cause of genetic disease. The key elements of our strategy to achieve this vision are to:

•
Focus our AAV-based gene therapy candidates in areas of high unmet need and with substantial potential for societal impact and commercial opportunity, such as genetically defined cardiovascular diseases and APOE4-associated Alzheimer’s disease. We are focused on genetically defined cardiovascular diseases and APOE4-associated Alzheimer’s disease where there are no currently approved treatments or where we believe our therapies will provide a meaningful improvement relative to existing standards of care. Furthermore, we pursue indications with commercial opportunities beyond those typically associated with gene therapy companies targeting rare monogenic diseases. Among our cardiovascular programs, LX2006 has the potential to address a prevalent population of approximately 5,000 FA cardiomyopathy patients in the United States, and LX2020 has the potential to address approximately 60,000 patients in the United States with PKP2-ACM. We believe that LX1001 has the potential to address up to approximately 900,000 patients in the United States with homozygous APOE4-associated Alzheimer’s disease.
•
Advance a deep and diverse pipeline that includes candidates that are designed to address both larger-rare and more prevalent patient populations, prioritizing conditions most likely to benefit from our therapies. Our programs are designed to target either the aspect of the disease that is most amenable to gene therapy or the genetic sub-groups that we believe are most likely to respond to gene therapy. For example, in the case of LX2006, we are targeting the cardiac manifestation of the disease because we believe it is more amenable to gene therapy than the neurologic manifestation. For LX2020, we are targeting the PKP2 sub-group that represents approximately 75% of the genetic ACM cases and presents a clinical phenotype amenable to treatment. For LX1001, we are targeting homozygous APOE4-associated Alzheimer’s disease patients, the highest risk population to develop Alzheimer’s disease and the sub-group most likely to demonstrate a treatment effect from the expression of the protective APOE2 protein and where currently approved treatments have demonstrated clinical benefit less favorable compared to other APOE genotypes.
•
Pursue a staged, capital-efficient approach for advancing programs through clinical development and regulatory approval. We are advancing our pipeline of AAV-based gene therapies for cardiovascular and APOE4-associated Alzheimer’s disease. We expect to report additional data from our Phase 1/2 clinical trial of LX2006 for the treatment of FA cardiomyopathy in mid-2024. We completed enrollment in the ongoing Phase 1/2 trial of LX1001 for the treatment of APOE4-associated Alzheimer’s disease in the fourth quarter of 2023, and we expect to report additional interim data from all cohorts in the second half of 2024. We plan to leverage key learnings from our lead programs in cardiovascular and APOE4-associated Alzheimer’s disease to guide the development of our next-generation candidates and follow-on indications. Given that there are several targets in cardiac organelles that are dysregulated in cardiomyopathy, we believe there will be read-through to similar indications following clinical proof-of-concept from our initial FA cardiomyopathy and PKP2-ACM programs. Similarly, we believe that positive clinical data from our APOE4-associated Alzheimer’s disease program has the potential to validate our novel approach to treating the APOE4 homozygous sub-group and can help inform the development plan of our next-generation candidates. Furthermore, we plan to leverage biomarkers for each of our development programs, potentially enabling us to rapidly validate proof-of-mechanism and support further development efforts. We believe our strategy could facilitate shorter clinical trial timelines, which, coupled with expedited global regulatory approval pathways we plan to pursue, could potentially accelerate clinical development and reduce overall development costs.

•
Utilize a unified, high-quality manufacturing platform that can quickly respond at scale to high impact opportunities. We plan to use a unified manufacturing process across all current and future programs to manufacture vector for clinical and commercial use via a proprietary platform suspension baculovirus process using Sf9 cells. This production platform has demonstrated the capability to produce high-quality, high-yield, and high-potency vectors that can accommodate demand for both larger rare and prevalent patient populations. We are currently working with third parties for our manufacturing capabilities; however, we will evaluate building out our own current good manufacturing practices, or cGMP, -compliant manufacturing facility as, and if, we achieve further clinical success or any of our product candidates ultimately receive marketing authorization.
•
Pursue next-generation genetic medicine technologies that can enhance our capabilities and expand our impact on patients. We have combined our robust expertise in vector design, regulatory and clinical strategy, and disease area knowledge to establish a deep cardiovascular gene therapy pipeline. We have chosen to use AAVrh10 across our initial programs and will continue to evaluate the latest scientific understanding of capsid technology for each of our future programs. We will continue to pursue the development of novel capsids, promoter technologies, routes of delivery and other next-generation capabilities to optimize the potential therapeutic efficacy of our programs through our own efforts and in collaboration with others. In August 2023, we announced a strategic investment from Sarepta Therapeutics, Inc. to explore collaboration opportunities within our preclinical cardiovascular pipeline. We may explore additional opportunities to forge strategic partnerships and collaborations in the future.
•
Leverage and expand upon our partnerships and exclusive licenses with world-class academic institutions. Our foundational science stems from partnerships and exclusive licenses with leading academic laboratories at Weill Cornell Medicine and UCSD, two preeminent institutions on the cutting edge of gene therapy research. Of note, our Chief Scientific Advisor, Ronald G. Crystal, M.D., has sponsored 14 cleared gene therapy IND applications across multiple disease areas, and researchers at UCSD led the discovery efforts of a cardiovascular gene therapy program that is expected to move into late-stage clinical trials. We will continue to draw on the scientific expertise provided by these partnerships while evaluating new opportunities for complementary research and development with other academic collaborators.
•
Build a fully integrated genetic medicine company and selectively evaluate strategic opportunities to maximize the impact of our pipeline. We aim to discover, develop, manufacture, and eventually commercialize our gene therapy candidates. Despite the larger populations in most of our target indications, we believe genetically defined patient populations enable us to pursue a rare disease commercialization strategy characterized by targeted patient identification and facilitating an efficient patient journey through the diagnostic process, engagement with patient advocacy groups, the potential for value-based market access efforts, and sales, account management, and field reimbursement teams focused on the small number of centers that typically diagnose and treat genetic diseases. We may seek strategic collaborations where we believe the resources and expertise of third-party pharmaceutical or biotechnology companies could accelerate the clinical development or maximize the market potential of our product candidates, or where such collaborations could expand our internal capabilities and platform technology. In particular, our LX1001 program may benefit from a co-development partnership to help us take the program through later stages of development.

Our approach

Background and successes of gene therapy

Gene therapy is one of the most important emerging modalities, given its potential, in a single administration, to treat or cure life threatening diseases. Other non-genetic medicine approaches have alleviated certain symptoms and conditions associated with genetic diseases, but they do not directly address the underlying genetic cause of the disease.

Gene therapies are designed to deliver transgenes, which are functional versions of the genes that are mutated or are the cause of deficient proteins that manifest in genetic diseases. These transgenes are utilized by the body’s cellular machinery to naturally produce functional proteins that were deficient or non-functional prior to treatment. The production of these functional proteins is intended to provide consistent and durable therapeutic benefit. Gene therapies are typically comprised of three key components: a vector—a vehicle that delivers a transgene to cells in the body; a transgene—a gene intended to produce a functional protein; and a promoter—a specialized DNA sequence that directs cells to initiate transcription. AAV-based gene therapy has been shown to be highly effective in targeting many organ systems and has been studied in more than 3,300 patients worldwide.

Although gene therapies have been studied in human clinical trials for over 30 years, there are relatively few AAV-based gene therapy products approved by the FDA. However, less than four years after its 2019 FDA approval, voretigene neparvovec rzyl (Luxturna), a treatment of a rare ocular condition, generated $1.4 billion of net product sales in 2022, highlighting the commercial viability of novel gene therapies.

Our gene therapy approach

Our integrated modular approach enables us to optimize our strategy to pursue larger-rare and prevalent genetically defined indications in specific sub-groups of patients. Our gene therapy candidates utilize the vector construct, dose and route of administration that we believe will result in the most favorable biodistribution profile for each disease. By specifically tailoring our technological approach to each targeted disease, we believe we can optimize treatments to achieve the highest likelihood of having potential therapeutic impact. Our disease area strategy is focused on defined sub-groups within selected cardiovascular diseases and APOE4-associated Alzheimer’s disease that we believe are most amenable to gene therapy. Across our portfolio, we are utilizing a scalable baculovirus/Sf9 expression system that has demonstrated the capability to produce high-quality, high-yield, and high-potency vectors that can accommodate demand for both rare and prevalent patient populations. Finally, we continuously seek to bolster our pipeline through relationships with academic institutions, providing us with access to cutting edge genetic medicines research which will include not only AAV gene therapy but also other potential therapeutics payload types and non-viral delivery systems.

Our technology approach

Our most advanced cardiac and APOE4-associated Alzheimer’s disease programs use the AAVrh10 vector due to its high transduction efficiency in both myocardial cells and neurons, higher ratio of cardiac to liver biodistribution, potentially lower toxicity given the ability to utilize lower doses, compared to other well-established AAV serotypes, and lower pre-existing immunity. We believe that our approach to technology has the potential to confer the following advantages over existing gene therapy technologies:

High Transduction Efficiency and Biodistribution. The AAVrh10 vector has been shown to be capable of transducing myocardial cells based on preclinical research, and it has been shown to be capable of transducing neurons based on results from preclinical studies and our ongoing clinical trials. We believe these results demonstrate that among currently available, commonly used serotypes, AAVrh10 is an efficient vector for delivery and expression of transgenes for the treatment of the cardiovascular diseases that we are currently targeting and APOE4-associated Alzheimer’s disease. We have observed organ-specific biodistribution advantages for our AAVrh10 vector compared to AAV9, a well-known serotype that has been evaluated in several clinical trials, including one cardiovascular clinical trial. For example, we have observed vector distribution of AAVrh10 in cardiac tissue of non-human primates, or NHPs, that is two times greater than for AAV9. Additionally, our preliminary studies in Yucatan minipigs have shown that AAVrh10 has approximately 1.5 times greater biodistribution in the heart than AAV9. In addition, preclinical studies conducted by Weill Cornell Medicine have demonstrated that systemic administration of AAVrh10 promotes a ratio of cardiac-to-liver biodistribution that is more favorable than what is known of other commonly used vector serotypes. Preclinical data from a study using a murine model conducted by other researchers has demonstrated that more AAVrh10 particles transduced a single brain cell than AAV9. Additionally, third party researchers observed higher transduction efficiency of AAVrh10 compared to AAV9 in all brain regions evaluated in a preclinical murine study.

Reduced Toxicity. The cardiac tropism of AAVrh10 may allow our gene therapy candidates to be systemically administered at lower doses than many other AAV-based therapies targeting cardiovascular or other systemic diseases. We have selected target indications that we believe will be responsive to AAVrh10-based therapies administered at comparatively lower doses, which will potentially reduce toxicities that have been reported in clinical trials of higher-dose gene therapies. For example, compared to doses used in other systemic gene therapy programs which can exceed 1×1014 genome copies per kilogram, we intend to use doses of low ×1011 to low ×1012 genome copies per kilogram in our Phase 1/2 clinical trial of LX2006 for the treatment of FA cardiomyopathy. Similarly, early data suggest a lower dorsal root ganglia toxicity profile than other commonly used vectors, making it amenable for treating APOE4-associated Alzheimer’s disease at potentially higher doses than other vectors.

Reduced Pre-Existing Neutralizing Antibodies. Treatments leveraging vector serotypes to which humans have pre-existing immunity tend to be less effective. Among the naturally occurring and commonly used AAV serotypes, AAVrh10 has been shown in preclinical studies to have among the lowest levels of pre-existing neutralizing antibodies.

Optimized Expression. We are collaborating with our academic partners to develop tissue-specific promoters and enhancers, tissue-specific codon optimization and tissue-specific, miRNA-based knockdown which can be utilized to limit transgene expression in non-target organs. We are also exploring additional genetic medicine approaches to increase tissue tropism using novel capsids and developing next generation expression systems to optimize the potential therapeutic efficacy of our product candidates.

Our precision medicine focus

We are focused on disease areas that have seen limited penetration of precision medicines. The development of precision medicines has transformed treatment paradigms in certain therapeutic areas. For example, the top five precision medicines approved in oncology between 2016 and 2021 have a combined estimated U.S. annual peak sales of approximately $25 billion. Conversely, relatively few precision medicines have been approved for treating cardiac or CNS conditions; this is despite a rapid advancement in the understanding of the genetic underpinning of cardiovascular and neurologic diseases and the improved ability of viral vectors to transduce the heart and brain safely.

Cardiovascular disease remains the most significant cause of morbidity and mortality in the western world and is rapidly becoming a primary cause of death worldwide. We believe the current lack of precision medicines across the cardiovascular landscape is due to historical regulatory precedents focused on “hard endpoints” and delivery technology that has been insufficiently cardiotropic. However, recent approvals by the FDA suggest a willingness to approve new therapies based on biomarkers and functional endpoints. For example, a competitor recently announced FDA alignment on the design of its pivotal study for RP-A501 for the treatment of Danon disease. The 12 patient study will utilize a co-primary endpoint consisting of protein expression and a reduction in left ventricular mass, with troponin noted as a key secondary endpoint, and it will have an external comparator arm. We believe this highlights the potential to utilize similar biomarkers for other genetic cardiomyopathies with high unmet need, subject to regulatory approval.

Furthermore, modern AAV delivery technology generally targets the heart and mediates the delivery of genetic payloads. These developments should foster the introduction of genetic medicines in the cardiovascular treatment landscape, offering one of the most substantial opportunities for the uptake of precision medicines in the global pharmaceutical marketplace. There is significant potential for cardiovascular precision medicine. For example, approximately 30% of cases of dilated cardiomyopathy, a common cause of heart failure, stem from genetic mutations in which more than 50 distinct genes have been implicated. Advancements in genome sequencing have led to increasing identification of these genetic mutations over the last two decades. In the majority of genetic cardiomyopathies, there is no existing disease-modifying therapeutic option. In cases where a disease-modifying treatment option is available, the current standard of care only forestalls disease progression. We believe our cardiovascular precision medicine focus offers the opportunity to treat the underlying root cause of the disease and more effectively reverse disease progression with a single dose.

Precision medicine has been more relevant across CNS disorders, in particular gene therapies for ophthalmologic and neuromuscular degeneration. However, there has been limited advancement in developing precision medicines for Alzheimer’s disease, the most significant commercial opportunity within the CNS landscape. APOE is the leading genetic risk factor for Alzheimer’s disease, and, despite differences in treatment effect and safety seen between subpopulations in recent clinical trials, currently-approved, disease-modifying treatments for Alzheimer’s disease utilize a “one-size-fits-all” approach, regardless of APOE subpopulation. We believe this highlights the unmet need for precision medicines as the Alzheimer’s disease treatment paradigm continues to shift.

We believe a precision medicine focus for cardiovascular diseases and APOE4-associated Alzheimer’s disease represents a compelling opportunity and the next frontier in expanding the impact of genetic medicines across therapeutic areas:

•
Precision genetic medicines target the underlying cause of the disease: next-generation, precision-based genetic medicines offer the opportunity to directly target the mechanisms underlying cardiovascular disease and Alzheimer’s disease.
•
Significant unmet need in cardiovascular disease and APOE4-associated Alzheimer’s disease: more than 30 million adults have been diagnosed and approximately 655,000 Americans die yearly from heart disease. Additionally, we believe there are approximately 900,000 APOE4 homozygous patients in the United States, and current treatment options are likely to be less effective for this subpopulation of patients.
•
Improved landscape of regulatory precedents utilizing cardiac and CNS biomarkers: biomarkers can help accelerate development timelines, reduce patient attrition, and reduce the overall cost of drug development by providing an early read on potential efficacy and therapeutic impact.
•
Improved diagnostics expand market opportunity: implementation of genetic testing has the potential to help identify patients, including those who are asymptomatic or at a higher likelihood of developing the disease being evaluated or who respond less favorably to currently approved treatments.

Our disease area strategy

Our cardiovascular and APOE4-associated gene therapy programs are designed to have the following characteristics:

•
Indications that may be effectively treated by gene therapy. We select targets that correspond to populations with a specific genetic profile and clearly defined disease phenotype.
•
Indications with the potential to demonstrate early evidence of meaningful clinical benefit. We pursue clearly defined biomarkers and functional endpoints that can provide early proof-of-mechanism and inform clinical development decisions, including the potential to seek accelerated approval pathways. Early data regarding functional endpoints and biomarkers allows us to pursue an efficient capital allocation strategy. Certain of our clinical trials are designed to provide initial biomarker data as early as three months from the treatment date. In the case of LX2006 targeting FA cardiomyopathy and LX2020 for PKP2-ACM, we are also pursuing functional and histological endpoints that may demonstrate signs of meaningful clinical benefit as early as three months. We expect these early signals will enable us to design late-stage clinical studies with endpoints that best mirror therapeutic effects that may cure the disease. In addition, we believe these endpoints should allow us to perform smaller trials that can be completed in a more reasonable time frame than traditional cardiovascular trials.
•
Present opportunity to address high unmet medical need. We are focused on genetically defined cardiovascular diseases and APOE4-associated Alzheimer’s disease where there are no currently approved treatments or where we believe our therapeutic candidates will have a meaningful improvement relative to existing standards of care.
•
Significant market opportunity. We pursue indications with significant commercial opportunities beyond those typically associated with gene therapy companies targeting rare monogenic diseases. Our current focus is on targets that impact larger-rare disease populations, ranging from approximately 5,000 U.S. patients, in the case of FA cardiomyopathy, to approximately 60,000 U.S patients, in the case of PKP2-ACM, or prevalent diseases such as homozygous APOE4-associated Alzheimer’s disease, which has a patient population of up to approximately 900,000 in the United States.
•
Targets that have established proof-of-concept. We have leveraged our relationships with academic institutions including Weill Cornell Medicine and UCSD to in-license product candidates with established proof-of-concept in relevant preclinical models that closely resemble the clinical phenotype we are pursuing. We will continue to seek additional similar opportunities via collaborations with academia and the industry.
•
Targeted disease areas best treated by optimal delivery technologies. Our current gene therapy candidates utilize the AAVrh10 vector due to its tropism for the heart and its observed tolerability in clinical trials for CNS disorders. We will pursue the optimal technology to address the diseases of interest for future indications while ensuring sufficient preclinical or clinical validation for any novel approaches.
•
Readily accessible patients. Our goal is to accelerate patient recruitment for our clinical trials and increase the likelihood of commercial success of our potential products by focusing on diseases with established patient advocacy groups and university researchers who maintain registries of potentially eligible patients. Where possible, we leverage existing natural history studies to better define target patient phenotypes associated with the disease and may utilize these natural history datasets as a control group in future studies.

Our manufacturing approach

We are developing gene therapy candidates for larger-rare and prevalent disease patient populations that require a high-quality process that can produce vectors in relatively large quantities while utilizing traditional biologics manufacturing infrastructure. We utilize a baculovirus/Sf9 expression system to manufacture our gene therapy candidates. Our manufacturing platform is designed to infect Sf9 cells at high densities in suspension cell culture with both an AAVrh10 and baculovirus containing the transgene. The output is coupled with a chromatography- based purification process which allows for efficient AAV purification, resulting in higher yields and fewer empty AAV capsids than traditional plasmid HEK adherent cell culture approaches.

Traditional adherent HEK manufacturing approaches, which use plasmid transfection to produce viral vectors, are based on mammalian-derived cell lines and cellular components that replicate in mammalian cells. We believe our process has an improved safety profile over these manufacturing approaches for the following reasons: through our sponsored next-generation PacBio and Illumina sequencing analyses performed by one of our CROs, we have observed reduced incorporation of non-transgene DNA plasmid DNA impurities, from 15% observed in certain adherent HEK systems to 0.2% in our process; our cellular components are non-replicating in mammalian cells; we have eliminated potentially immunogenic or toxic animal-derived proteins; and our cells are grown under serum-free conditions, leading to reduced risk of contamination from animal-derived products.

We believe our manufacturing process enables us to efficiently pursue our goal of targeting larger-rare and prevalent patient populations. Historically, manufacturing challenges, largely driven by the quantity of vector required to pursue large commercial opportunities have limited the utility of gene therapy for large patient populations. We believe our proprietary SF9 baculovirus process will allow us to produce vectors at the necessary scale to support the patient populations we are targeting at a cost-of-goods profile similar to what the pharmaceutical marketplace has seen with biologics.

First generation SF9 baculovirus platforms have historically been less infectious than traditional HEK systems, which is associated with lower levels of the capsid viral protein 1, or VP1, one of the three viral proteins that make up the AAV capsid. However, we have implemented the Virovek “Bac to AAV” technology which enables wild type levels of VP1 allowing us to achieve potency levels largely in-line with a HEK approach. This has been observed in an in-vitro potency assessment of two lots of LX2006 comparing HEK and SF9 manufacturing approaches which resulted in an equivalent potency between manufacturing methods.

As a representative example of our process, we achieved purified yield levels of greater than 1×1014 vector genomes per liter of cell culture in a 50-liter run manufactured for our LX2020 IND-enabling NHP safety studies with full capsid levels of approximately 70%. In a triple transfection HEK suspension manufacturing process for AAVrh10 produced by a third party contract manufacturing organization, or CMO, publicly available data demonstrated purified yields of approximately 1×1013 vector genomes per liter of cell culture, which we believe is a reasonable estimate of industry norms. Our manufacturing results are approximately 10 times more yield efficient than these levels. We believe this demonstrates the feasibility of our process and our ability to provide late-stage clinical and commercial material in a cost-efficient manner.

Based on our approach, we expect that our existing partnerships can supply material for all of our currently ongoing and planned clinical trials as well as potential commercial production of some of our programs. We have secured relationships with Virovek, Inc. for its “Bac-to-AAV” system, Millipore Corporation for its RVN Sf9 cell line, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. for viral vector process development and cGMP manufacture of viral vectors. We will own the intellectual property created by our manufacturing process development activities or have the ability to license it and will maintain the option to transfer the process to other CDMOs in the future and/or to our own potential facility to ensure ongoing redundancy and reliability.

Academic collaborations

To support our integrated modular approach, we have partnered with leading academic institutions who are on the cutting edge of gene therapy research. Our relationships with Weill Cornell Medicine and UCSD have provided us with access to the latest gene therapy research. Our collaboration efforts with Weill Cornell Medicine have focused on the discovery of second- and third generation cardiac vector technology and novel cardiac transcriptional promoters, all of which have the potential to be deployed in our early-stage research efforts. Our collaboration with UCSD focuses on preclinical candidate selection and translational research in several larger-rare cardiovascular disease indications. Both institutions are recognized leaders in gene therapy, and the collaborations are designed to best leverage their respective skill sets. We may seek additional academic collaborations where such collaborations could expand our internal capabilities and platform technology.

Our cardiovascular gene therapy programs

We have combined our robust expertise in cardiac-targeted vector design, regulatory and clinical strategy, and disease area knowledge to establish a deep cardiovascular gene therapy pipeline. We are developing a number of disease-modifying gene therapy candidates to treat larger-rare cardiovascular diseases that have significant unmet need and no approved disease-modifying treatments. Our most advanced program, LX2006, is an AAVrh10-based gene therapy candidate for the treatment of FA cardiomyopathy caused by mutations in the FXN gene. We are also advancing several other AAV-based gene therapy programs to treat additional genetically defined cardiac diseases, including LX2020 to treat ACM caused by mutations in the PKP2 gene, LX2021 to treat DSP cardiomyopathy associated with Cx43 deficiency, and LX2022 to treat HCM associated with mutations in the TNNI3 gene. We plan to leverage our experience and learnings from LX2006 and LX2020 and apply them to our earlier-stage cardiac programs.

As shown in the graphic below, our cardiovascular genetic medicine strategy is focused on initial candidates that target a range of critical organelles that are dysregulated in various genetic cardiomyopathies, including the mitochondria, the desmosome, gap junctions, and the sarcomere. We believe that the learnings from our initial development efforts will provide the basis for us to pursue additional discovery efforts targeting other cardiac indications implicated in these tissues.

Several targets in cardiac organelles are dysregulated in various cardiomyopathies

LX2006 for the treatment of FA cardiomyopathy

LX2006, an AAVrh10-based gene therapy candidate for the treatment of FA cardiomyopathy, is designed to deliver functional FXN intravenously to promote the expression of frataxin in order to restore normal mitochondrial function in myocardial cells. Cardiomyopathy is the most common cause of mortality in patients with FA. The FDA has granted Rare Pediatric Disease designation and Orphan Drug designation to LX2006 for the treatment of FA cardiomyopathy. LX2006 is currently being evaluated in an open-label, dose-escalating Phase 1/2 clinical trial in patients with FA cardiomyopathy and we have observed an increase in frataxin protein expression in the hearts of three patients that have undergone cardiac biopsies across cohort 1 (n=1) and cohort 2 (n=2). We expect to report additional interim data from this trial in mid-2024.

Overview of FA

FA is a genetic, progressive, and degenerative multi-system disorder with a prevalence of 1:50,000 or approximately 6,600 people in the United States. It is estimated that approximately 80%, or 5,000 of these patients, will develop FA cardiomyopathy. In the European Union, FA affects approximately 9,000 people, with approximately 7,000 of these cases projected to include FA cardiomyopathy. FA is caused by a mutation in the FXN gene that disrupts the normal production of the protein frataxin, which is critical to the function of mitochondria in a cell and to the maintenance of cardiac function. The most common FA phenotype presents with significantly reduced frataxin levels compared to healthy individuals. In vivo research evaluating frataxin protein levels in non-cardiac tissues, such as buccal cells, peripheral blood mononuclear cells and whole blood, demonstrates that FA heterozygote carriers, who present with no disease symptoms, exhibit approximately 2.5-fold greater frataxin levels when compared to FA patients. The levels of frataxin in the cardiac tissue of heterozygote carriers compared to FA patients is unknown.

Third-party researchers recently developed a new FA murine model with approximately 800 guanine-adenine-adenine repeats, the YG8-800 model, which has approximately 5% of normal frataxin levels in the heart and yet displays near normal cardiac function. We believe this model, along with findings from our own preclinical studies, demonstrate that relatively low levels of frataxin in the heart may be sufficient to maintain cardiac function. The frataxin deficiency in the mitochondria of myocardial cells in FA patients causes disruption of normal iron-sulfur cluster biosynthesis leading to mitochondrial dysfunction and deficient energy production, as shown below.

Overview of FA cardiomyopathy disease mechanism

The neurologic disease and cardiac disease are two distinct manifestations of FA. The disease is inherited in an autosomal recessive manner, where both inherited genes are abnormal, and symptoms usually begin in childhood. Absence of fully functional frataxin leads to damage to peripheral nerves and the parts of the brain that controls movement and balance, leading to neurological symptoms that include impaired muscle coordination, or ataxia, that worsen over time. Initial symptoms may include unsteady posture, frequent falling, and progressive difficulty in walking due to impaired ability to coordinate voluntary movements. Affected individuals often develop slurred speech, hearing loss, scoliosis, diabetes, characteristic foot deformities, and an irregular curvature of the spine. The typical age of onset of neurological symptoms is five to 15 years old. As the disease progresses, patients typically experience various heart conditions, including thickening of the heart muscle, or hypertrophic cardiomyopathy, and arrhythmias. Hypertrophic cardiomyopathy, fibrosis, heart failure and arrhythmias are the cause of death in approximately two-thirds of FA patients. Typical onset of the cardiac disease is at 15 to 30 years old.

By the time the cardiac disease of FA emerges, the neurologic disease is generally significantly advanced and may not be amenable to gene therapy. There are currently no approved treatments for the cardiac manifestations of FA. Skyclarys, the only approved treatment for FA, is an Nrf2 activator which only targets the CNS component of the disease. As a result, patients with FA have significant unmet need for a therapy to treat cardiovascular complications associated with the disease.

Our approach: LX2006

We are developing LX2006 as an AAVrh10-based gene therapy delivered intravenously for the treatment of FA cardiomyopathy. LX2006 is designed to deliver the FXN gene under the transcriptional control of the CAG promoter, a strong synthetic promotor frequently used in viral vectors. LX2006 utilizes AAVrh10 based on its favorable cardiac affinity and vector distribution profile observed in preclinical studies, as compared to AAV9. In preclinical studies, vector distribution in cardiac tissue with AAVrh10 has been observed to be between 1.5 to 2 times the distribution associated with the use of AAV9.

LX2006 is designed to transfer the FXN gene to myocardial cells and increase frataxin levels in the mitochondria. The increase in frataxin levels in the mitochondria is intended to restore mitochondrial function and energy production in cardiac myocytes, as shown below.

LX2006 is designed to deliver functional frataxin in order to restore normal mitochondrial function

Lexeo-sponsored LX2006 clinical development and trial design

LX2006 is currently being evaluated in an ongoing Phase 1/2 clinical trial (SUNRISE-FA) in patients with FA cardiomyopathy. SUNRISE-FA is a first-in-human, 52-week, dose-ascending, open-label trial of LX2006 in patients who have FA cardiomyopathy. LX2006 is administered as a one-time intravenous infusion with prednisone utilized for immune suppression. The trial consists of at least three patients in each cohort, with the potential for cohort expansion. The cohort 1 dose level is 1.8×1011 vg/kg, the cohort 2 dose level is 5.6×1011 vg/kg, and the cohort 3 dose level is 1.2×1012 vg/kg. There will be a long-term follow-up for patients who receive LX2006 to monitor ongoing safety for a total of five years, per FDA requirement.

Key patient inclusion criteria for the study include genotyping, left ventricular hypertrophy and echocardiography, or ECHO, changes, and ejection fraction ≥40%. The primary endpoint of the Phase 1/2 trial is to assess the safety and efficacy of one-time administration of LX2006 for the purpose of selecting the appropriate dose for further clinical development. Exploratory endpoints assess biomarkers, including cardiac frataxin expression levels, and preliminary functional efficacy assessments relevant in evaluating the ability of LX2006 to stop progression and improve FA cardiomyopathy. The following biomarker, functional and imaging efficacy assessments will be conducted:

CPET: Peak VO2 and other functional measures will be performed at regular intervals.

Cardiac MRI: All patients undergo MRI scans of the heart to measure cardiac hypertrophy, left ventricular ejection fraction, stroke volume, strain, and fibrosis.

Cardiac ECHO: All patients undergo cardiac ECHO to measure cardiac hypertrophy, left ventricular ejection fraction and strain.

Cardiac biopsy: Biopsies will measure, among other things, frataxin protein expression.

Biomarkers: Serum cardiac biomarkers, including troponin.

Cardiac Biopsy Results from Cohort 1 and Cohort 2 of SUNRISE-FA Trial

To precisely evaluate frataxin levels in human cardiac tissue samples, we utilized a novel research grade liquid chromatography mass spectrometry assay. This assay was used to analyze cardiac biopsy samples from one patient in the first cohort of the SUNRISE-FA trial before and after treatment with 1.8×1011 vg/kg of LX2006 and two patients in the second cohort before and after treatment with 5.6×1011 vg/kg of LX2006. We observed an increase in FXN levels as measured by LCMS relative to pre-treatment baseline levels in all three patients evaluated to date (n=3). These results are shown in the graphic below.

We observed an approximately five-fold increase in protein on average in the second dose cohort relative to the first cohort. We also observed dose-dependent response in our IND-enabling murine studies in the MCK model, where a non-linear relationship was observed between dose delivered and frataxin protein expression. This non-linear relationship is also supported by the results of a Lexeo-sponsored preclinical murine study conducted by Weill Cornell Medicine that was presented at ASGCT in 2023. In this study, a 3-fold increase in dose resulted in an approximately 5-fold increase in protein observed in the heart of MCK mice, and an additional 3-fold increase in dose resulted in an approximately 40-fold increase in protein. These increases in dose and protein expression each corresponded to greater improvements in survival and cardiac function. We believe these preclinical studies suggest that modest increases in dose have the potential to meaningfully increase frataxin in the heart and correspond to dose dependent improvements in efficacy.

To our knowledge, SUNRISE-FA is the first clinical trial to evaluate frataxin levels in the target organ of FA cardiomyopathy patients. Average pre-treatment frataxin levels in the heart across the three subjects was 1.18ng/mg which we believe represents approximately two percent of frataxin in the heart relative to healthy controls based on a separate analysis from 29 cadaver tissue samples from 16 individuals. Previous published studies have identified frataxin levels in peripheral tissues (skin, buccal, PBMCs) ranging from approximately 21% to 32% of normal individuals, but our research suggests FA patients likely have substantially lower levels of frataxin in the heart than in peripheral tissues. We believe the observed differences in baseline frataxin levels between peripheral tissues and the heart are likely due to substantial differences in mitochondrial content across these tissue types. As such, we believe that delivering even low levels of frataxin to the heart has the potential to restore mitochondrial function and may be sufficient for physiological improvement.

Additionally, one qualitative and two blinded quantitative immunohistochemistry, or IHC, assessments have been performed by three independent labs on biopsy samples taken from the cohort 1 patient. LCMS is a quantitative assessment of the amount of frataxin within the sample, whereas IHC is an anti-body based method in which frataxin protein expression can be visualized and then quantified, measured as a percent of total area stained. All three laboratories observed more FXN signal in the post-treatment sample compared to the pre-treatment sample. Blinded quantitative analysis demonstrated a 65% increase in FXN positive area in the post-treatment sample compared to the pre-treatment sample. The FXN area was calculated as a percentage of total tissue showing FXN expression which are denoted by red and green outline of lightly or darkly positive FXN area, respectively, in the images on the right. These results are shown in the graphics below. Furthermore, histological and transmission electron microscopy (TEM) assessments in this patient identified preserved tissue architecture without adverse safety signals or evidence of myocarditis.

Quantitative IHC Analysis

(1)
Area measurement in square microns, FXN area as a percentage of total tissue / cardiomyocyte area.

In summary, these biopsy results reflect measurable increases in frataxin in the heart of three patients after treatment with LX2006. We believe that LX2006 is the first clinical-stage program for FA to show an increase in frataxin in cardiac tissue and this initial expression data, coupled with cardiac biomarker improvements observed in the Weill Cornell investigator initiated trial described below, demonstrate the potential of LX2006 to impact disease pathology at even the lowest dose cohort. We expect to report additional data from SUNRISE-FA in mid-2024.

Additional ongoing clinical trial of AAVrh10.hFXN (LX2006 at Lexeo)

AAVrh10.hFXN, which we refer to as LX2006, is currently being evaluated in an additional ongoing clinical trial conducted by Weill Cornell Medicine (NCT05302271). This is an investigator-sponsored, single-site study, and our trial (NCT05445323) is a multi-site trial sponsored by us. Both clinical studies use drug product manufactured at Weill Cornell Medicine utilizing the same process with identical doses in each study’s cohort 1 and cohort 2. Safety information is being shared across these clinical studies.

In July 2023, researchers at Weill Cornell Medicine shared publicly, at a webinar sponsored by the Friedreich’s Ataxia Research Alliance, preliminary interim data from cohort 1 of its ongoing study evaluating AAVrh10.hFXN in patients with FA cardiomyopathy. The two patients with six-month follow-up data after treatment both demonstrated declines in cardiac hypertrophy as measured by cardiac MRI analyzing left ventricular mass index, or LVMI. Increasing LVMI has been reported to be associated with progression and severity of FA cardiomyopathy. As shown in the table below, at the six-month timepoint a 10% decline in LVMI was observed in both treated patients with six-month follow-up data. Importantly, declines in cardiac hypertrophy, measured by decreases in LVMI, have been associated with clinical benefit in other cardiovascular diseases, including treatment for hypertension.

LVMI From First Two Patients Treated with 6-Month Data

Additionally, at the six-month timepoint a 74% and 9% decline in troponin I was demonstrated in the two subjects treated with follow-up data at that timepoint. Troponins are cardiac structural proteins which are released into the circulation following cardiomyocyte injury or necrosis. Troponin I is specific to cardiac tissue and is itself a measure of cardiac injury; thus, a reduction in troponin I suggests a reduction in cardiac injury.

High Sensitivity Troponin I From First Two Patients Treated with 6-Month Data

Additionally, one subject was evaluated through the six-month timepoint utilizing cardiopulmonary exercise testing, or CPET, which is an assessment of maximum oxygen consumption, or VO2 max, and demonstrated an approximately 43% increase in VO2 max versus baseline. We believe the totality of this interim data demonstrates the potential of LX2006 to halt or reverse disease progression as measured by improvements in LVMI, troponin I levels, and CPET performance in the patients treated in the Weill Cornell Medicine study.

LX2020 for the treatment of ACM caused by PKP2 mutations

We are developing LX2020 as an AAVrh10-based gene therapy for the treatment of ACM caused by mutations in the PKP2 gene, or PKP2-ACM. LX2020 is designed to provide a functional PKP2 gene to increase desmosomal PKP2 protein levels, reassemble desmosomes, and prevent cardiac arrhythmias and prevent or treat cardiac dysfunction. PKP2 is the most frequently mutated desmosomal gene, and we believe there are more than 60,000 ACM patients affected by the PKP2 mutation in the United States. We received IND clearance from the FDA for LX2020 in July 2023 and Fast Track and Orphan Drug designations from the FDA in December 2023. We expect to dose the first patient in the planned Phase 1/2 trial in the first half of 2024 and to provide an interim data readout from cohort 1 in the second half of 2024.

Overview of ACM

ACM is a genetic heart disease primarily characterized by myocardial cell loss and the replacement of heart muscle with fibrotic tissue and fatty deposits. ACM can result from mutations in several desmosomal genes. These genetic mutations impair the structure and function of cardiac desmosomes, which are membrane protein complexes engaged in cell-to-cell adhesion and the structural integrity of the ventricular myocardium. Lack of functioning cardiac desmosomes can lead to myocardial cell death and fibrosis, heart dysfunction, rhythm abnormalities, and sudden death. Standard of care may include antiarrhythmics, implantable cardioverter-defibrillators, and ablation procedures; however, none of these therapies address the underlying cause of myocardial dysfunction and ACM.

The figure below shows the role of the PKP2 protein in the formation of the desmosome.

Overview of ACM disease mechanism caused by deficient PKP2 Gene

We estimate that ACM has a prevalence of approximately 130,000 patients in the United States and estimate that over half of all ACM patients have a genetic form of the disease with five desmosomal genes accounting for nearly all of the identified genetic causes of ACM. We have initially targeted the PKP2 gene because mutations in this gene are the most commonly known genetic cause of ACM. We believe that mutations in the PKP2 gene are associated with approximately 75% of all genetic cases of ACM, resulting in approximately 60,000 and 75,000 ACM patients affected by the PKP2 mutation in the United States and European Union, respectively. Most familial cases of the disease have an autosomal dominant pattern of inheritance, meaning one copy of an altered gene in each cell is sufficient to cause the disorder. Since having only one functioning copy of the PKP2 gene is insufficient to produce the wild-type phenotype, this results in a phenomenon in genetics known as haploinsufficiency.

Symptoms of the disease can include palpitations, dizziness, heart failure and sudden death. Abnormal function of the right ventricle, fatty or fibrotic infiltrates in the myocardium, abnormal electrocardiogram, or ECG, arrhythmias, or a family history of ACM can all lead physicians to diagnose the disease. No effective treatments for PKP2-ACM exist.

Our approach: LX2020

We are developing LX2020 as an AAVrh10-based gene therapy candidate for the treatment of PKP2-ACM. LX2020 is designed to intravenously deliver a functional PKP2 gene to cardiac muscle to increase desmosomal PKP2 protein levels and restore myocardial cell function. We believe that by delivering a functional PKP2 gene, LX2020 has the potential to address the underlying cause of PKP2-ACM for many patients and have a significant effect on lifespan by reassembling the cardiac desmosomes, preventing cardiac arrhythmias and preventing or treating cardiac dysfunction.

LX2020 is designed to deliver functional PKP2 to restore normal desmosomal function

Preclinical studies

Our preclinical murine studies of LX2020 demonstrated improved cardiac structure and function, and the survival of mice harboring a pathologic human mutation in PKP2. The genetic mouse model we utilize in our preclinical studies is a CRISPR Cas9-edited model constitutively expressing a mutation in the PKP2 gene found in humans with ACM. PKP2 RNA splicing and protein levels are impacted in this model, which recapitulates all classic PKP2-ACM disease features. In a preclinical study of NHPs, LX2020 demonstrated a favorable safety profile with no safety signals.

Preclinical efficacy studies

We have completed preclinical studies demonstrating that delivery of LX2020 led to the reassembling of the cardiac desmosome, prevented arrhythmias and cardiac dysfunction, and increased survival in a genetic murine model of ACM harboring PKP2 patient genetics. Three dose levels were administered to approximately three-week-old homozygous PKP2 mice (a more severe disease murine model) with necropsy at twelve weeks post LX2020 treatment and eight-week-old PKP2 heterozygous mice (a less severe murine model) with necropsy at eight weeks post LX2020 treatment. In the PKP2 homozygous mouse study, 12 mice (six males and six females) in each group were treated with one of three dose cohorts (Dose 1 vg/kg, Dose 2 vg/kg, or Dose 3 vg/kg, which varied by approximately a half-log increase between each dose). As shown in the graphic below, within twelve weeks, approximately 90% of mice that received vehicle and 58% of mice that received Dose 1 vg/kg dose of LX2020 died. Conversely, 100% of mice that received the Dose 2 vg/kg dose and 83% of the mice that received the Dose 3 vg/kg dose survived until the 12-week necropsy time period. No PKP2 protein expression was found in the mice that died in the Dose 3 vg/kg dose cohort, whereas all mice that survived in this cohort expressed PKP2. This and other characteristics of the mice indicate the potential of a technical injection dosing error.

LX2020 significantly extended survival in severe murine model

We also performed quantitative MRI analysis which showed dose-dependent improvement in cardiac function (end-diastolic volume, or EDV, end-systolic volume, or ESV, and ejection fraction, or EF) in PKP2 homozygous mice, compared to vehicle-treated animals as shown in the graphic below.

Quantitative MRI analysis showed improvement in cardiac function in homozygous murine model

As shown in the graphic below, we also completed surface ECG analyses which showed a reduction in arrhythmias as measured by premature ventricular contractions in PKP2 homozygous murine models.

LX2020 treatment reduced premature ventricular contractions

We also observed an 18% reduction in the QRS interval at Dose 3 vg/kg in the PKP2 homozygous mouse model, indicating improvement in ventricular depolarization abnormalities. Additional dose-dependent improvements were detected through histological evaluations, revealing decreases in heart size, diminished right ventricular wall thinning, and reduced fibrosis and calcification.

Preclinical safety studies

In a twelve week safety study of NHPs, three doses of LX2020 (Dose 2 vg/kg, Dose 3 vg/kg, or Dose 4 vg/kg, which vary by approximately a half-log increase between each dose) were administered to four monkeys per group (two males and two females) and resulted in dose-dependent increases in LX2020 biodistribution (reported as vector copy number, or VCN) in various regions of the heart as shown below. The biodistribution assay utilized qPCR technique with LX2020 transgene-specific primers.

VCN in various heart regions in NHPs

Additionally, in the NHP study, mRNA expression following LX2020 administration was assessed using an RT-qPCR assay with human PKP2 transgene-specific mRNA primers. Data is reported as copies per nanogram of cDNA input, as shown below, and demonstrates that administration of LX2020 showed a dose-dependent increase of human PKP2 mRNA in various regions of the heart.

PKP2 mRNA expression (RT-qPCR) in NHPs

Human PKP2 protein expression was assessed in the NHP hearts using an electrochemiluminescence, or ECL, immunoassay. Notably, unlike the VCN and mRNA assays shown above, where LX2020-specific primers were synthesized to eliminate the detection of endogenous NHP DNA and mRNA, the commercially available antibodies used to detect human PKP2 protein expressed by LX2020 also detect endogenous NHP PKP2. Given the high level of amino acid sequence similarity between the human and NHP PKP2 proteins, generating anti-PKP2 antibodies specific to one of the two species is impossible. Thus, the PKP2 levels measured by the ECL assay represent the sum of endogenous NHP PKP2 and exogenous human PKP2 encoded by LX2020. Data are reported as ng of PKP2 protein per mg of total protein.

PKP2 protein expression in the right ventricle in NHPs

Whereas a dose-response level in DNA and RNA was observed in most heart regions in the NHPs treated with LX2020, protein levels did not correlate directly with dose. However, a dose-dependent increase in human PKP2 protein expression was seen in the PKP2 homozygous mouse model as shown in the graphic below that translated well to cardiac activity. Three-week-old adult, PKP2 homozygous mice were administered a single dose of LX2020 (Dose 1 vg/kg, Dose 2 vg/kg, and Dose 3 vg/kg) or formulation buffer (vehicle) intravenously and sacrificed twelve weeks post dose. LX2020 administration resulted in a dose-dependent increase in hPKP2 expression which was sufficient to prevent the cardiac cell-cell junction deficits of the classic proteins that make up the desmosome, including DSP, desmoglein-2, or DSG2, plakoglobin, or JUP, and N-cadherin, or Ncad, that have all been implicated in human ACM along with the gap junction protein connexin 43 (Cx43).

Cardiac PKP2 expression in homozygous mouse model

Possible explanations for the differences seen in mice and primate models include the following:

•
Inhibited Translation/Intracellular Protein Degradation: Desmosomal proteins such as PKP2 are tightly regulated within striated muscle to maintain intracellular homeostasis. Therefore, excessive protein levels, such as those in wild-type primates, will likely result in decreased RNA translation and PKP2 protein degradation. This has been observed in previous studies and may explain why this effect was only observed in the wild-type primates but not in the murine model of PKP2 deficiency.
•
Interference from NHP endogenous PKP2 levels: PKP2 protein is abundant in NHP cardiac muscle and can fluctuate considerably. Furthermore, for the most part, antibodies cannot distinguish between human and primate PKP2. Hence, the different protein levels in primates may be due to fluctuations in basal primate PKP2, not human PKP2 transcribed from LX2020.

Importantly, in the NHP safety study, all LX2020 doses (Dose 2 vg/kg, Dose 3 vg/kg, and Dose 4 vg/kg) demonstrated favorable safety profiles, including no abnormal effects on clinical signs, body weight, clinical pathology, hematology, histopathology, ECHOs, cardiac biomarkers, or ECG. Collectively these data indicate LX2020 was generally well tolerated during the twelve-week duration of the study in NHPs. The maximum dose of Dose 4 vg/kg is thus recognized as the NOAEL (no observed adverse event level) in NHPs.

Preclinical Vector Comparability Studies

Additionally, we completed preclinical studies comparing AAVrh10 and AAV9 in head-to-head studies measuring cardiac function in a PKP2 homozygous mouse model administered with human PKP2. Human PKP2 was administered before disease onset on day two (neonatal administration) to five mice in each group, and cardiac function was measured by MRI. As shown in the graphic below, AAVrh10 demonstrated a trend of improvements in EF, EDV, and ESV compared to AAV9.

AAVrh10 showed greater trends of cardiac function improvement versus AAV9 in PKP2 mouse models

LX2020 clinical development and trial design

We received IND clearance from the FDA for LX2020 in July 2023 and Fast Track and Orphan Drug designations from the FDA in December 2023 for the treatment of PKP2-ACM. LX2020 is being evaluated in HEROIC-PKP2, a first-in-human, 52-week, open-label, dose-ascending multicenter trial to determine the safety and tolerability of LX2020 in patients with PKP2-ACM. Preliminary efficacy measures will include myocardial protein expression, biomarkers measuring cardiac structure and function, and arrhythmia burden. Key inclusion criteria include: patients aged 18-65 years with a confirmed diagnosis of ACM with either 2010 Task Force Criteria or 2020 International Criteria for ACM; documented PKP2 mutation; existing implantable cardioverter defibrillator (ICD) that is MRI compatible; and a minimum threshold of PVCs over a 24 hour period. LX2020 will be administered as a one-time intravenous infusion to patients in at least two ascending-dose cohorts of three patients each, with the potential for cohort expansion. Prednisone and rapamycin will be utilized for immune suppression. The starting dose will be 2×1013 vg/kg, which was selected based on the dose-response seen in our preclinical studies. A second cohort will be evaluated with a dose of 6×1013 vg/kg. There will be a long-term follow-up for patients who receive LX2020 to monitor ongoing safety for a total of five years, per FDA requirement. We have initiated clinical trial startup activities and expect to dose the first patient in the first half of 2024 and expect to provide an interim data readout from cohort 1 in the second half of 2024.

Additionally, we have initiated SNAPSHOT-PKP2, a natural history study designed to evaluate PKP2-ACM disease progression up to two years retrospectively and over twelve months prospectively. The study will enroll up to 20 patients in the United States.

Additional cardiovascular gene therapy programs: LX2021 and LX2022

We believe there are additional targets in genetically defined cardiac disease that have the potential to be addressed through AAV-based gene therapies. We plan to continue to innovate with novel capsids, promoters, and delivery methods to optimize our early-stage assets.

LX2021 for the treatment of DSP cardiomyopathy

Overview

LX2021 is a gene therapy candidate we are developing to intravenously deliver the coding sequence for the functional Cx43 protein for a group of inherited cardiac muscle disorders associated with a high risk of sudden death, including ACM and certain forms of dilated cardiomyopathy, which are typically due to abnormalities or deficits in cardiac desmosomes. Cx43 is an integral protein component of gap junctions, and functionally allows small molecules and ions to flow directly between cells to allow for electrical synchronization of muscle contraction. In patients with heart disease, including heart failure, Cx43 is often relocalized in the lateral walls of myocardial cells. As a result, it is significantly reduced at cardiac muscle cell junctions, especially in ACM populations. Restoring Cx43 protein to cardiac muscle cell-cell junctions can potentially treat multiple genetic causes of ACM because the cardiac loss of Cx43 is a molecular deficit generally observed in all ACM patient populations. DSP is a structural protein critical for force transmission in heart muscle. Mutations in DSP cause a distinct form of ACM and a certain form of dilated cardiomyopathy, known as DSP cardiomyopathy. Unlike many forms of ACM that predominantly affect the right side of the heart, DSP cardiomyopathy frequently affects the left side of the heart. The prevalence of DSP cardiomyopathy is unknown but may be as high as 4% of all inherited dilated cardiomyopathies and 4% of ACM, impacting up to 35,000 individuals in the U.S. Given the role of Cx43 in other forms of heart failure, we are also evaluating LX2021 for the treatment of additional indications beyond DSP cardiomyopathy.

We have conducted a preclinical study in a cardiac-specific DSP loss-of-function mouse model, or DSP-cKO mice, which is a genetic model of ACM. DSP-cKO mice develop molecular, histological and physiological features of ACM and ultimately die prematurely from heart failure. In this study, we observed that severely diseased mice treated with AAV-based gene therapy expressing Cx43 display fewer arrhythmias, have improved cardiac mechanical function, and experience an almost two-fold increase in lifespan when compared to untreated DSP-cKO adult mice. We plan to initiate IND-enabling studies for LX2021 in 2024.

Preclinical studies

Our preclinical studies have demonstrated that mice harboring DSP cardiomyopathy experience a nearly two-fold increase in lifespan when treated with an AAV-based gene therapy candidate expressing Cx43 compared to controls. A single dose of an AAV-based gene therapy candidate representing Cx43 was administered intravenously to the cardiac-specific DSP-cKO mice, at four to six weeks of age. DSP-cKO mice are a genetic model of ACM harboring severe structural disease and loss of Cx43. RNA analysis of the treated mice revealed that cardiac-specific Cx43 gene delivery increased Cx43 RNA levels. Additionally, the Cx43-treated DSP-cKO mice showed a re-expression of mechanical junction proteins in their hearts compared to controls. Essential basement membrane proteins, including N-cadherin, as well as desmosomal proteins, PKP2 and junction plakoglobin, were also restored to cell-cell junctions in Cx43-treated DSP-cKO hearts compared to end-stage untreated DSP-cKO hearts, which had limited localization of junctional proteins at cell-cell junctions. These findings further validate the ability of Cx43 to resurrect the cardiac mechanical muscle junction complex in diseased hearts.

Administration of AAV-based therapy expressing Cx43 improved survival in severe ACM mouse model

Based on these findings, we believe that restoration of Cx43 has the potential to positively impact cardiomyocyte physiology and lifespan in the DSP-cKO mice and provide direction for our ongoing development efforts, including the evaluation of other vector serotypes. We plan to initiate IND-enabling studies for LX2021 in 2024.

LX2022 for the treatment of HCM caused by TNNI3 mutations

Overview

LX2022 is a gene therapy candidate we are developing to intravenously deliver a functional TNNI3 gene to myocardial cells to treat a distinct form of HCM due to mutations in the TNNI3 gene. With an estimated prevalence of 1 in 500 people in the United States, HCM is one of the most common forms of genetic cardiomyopathy caused by mutations that affect the cardiac sarcomere in approximately 75% of cases. It is estimated that as many as 25,000 patients in the United States and 34,000 patients in the European Union are affected by HCM caused by mutations in the gene TNNI3. The TNNI3 gene encodes troponin I, an essential protein in the thin filament of the sarcomere, which is involved in cardiac contraction and relaxation. Mutations in the gene often result in left ventricular hypertrophy and restrictive cardiomyopathy, leading to arrhythmias and heart failure. We plan to complete candidate selection for LX2022 in 2024.

Overview of HCM caused by TNNI3 Mutations

HCM is a genetic disorder characterized by left ventricular hypertrophy and is one of the most common forms of genetic cardiomyopathy. Mutations in over a dozen genes encoding the thick and thin filaments of the cardiac sarcomere have been linked to HCM. TNNI3, a critical component of the thin filament of the sarcomere, accounts for approximately 5% of all HCM cases. Genetic mutations may affect any portion of the sarcomere, including thin and thick filaments, ultimately leading to cardiac muscle dysfunction. While thick filament mutations are the most common and best characterized, thin filament mutations remain clinically relevant. Some evidence suggests thin filament mutations are associated with more arrhythmias and earlier progression to advanced heart failure due to a disease mechanism distinct from other forms of inherited cardiomyopathy. In addition, TNNI3 mutations are less likely to cause cardiac obstruction and hence less likely to benefit from surgical (myectomy) and medical interventions (myosin inhibitors) targeting obstruction.

Preclinical Studies

Our preclinical data from an A157V TNNI3 murine model, a model which results in cardiac dysfunction, was generated to validate the delivery of an AAV-based therapy candidate expressing human TNNI3 regulated by a cardiac-specific promoter. At four weeks post injection, the level and specificity of TNNI3 gene expression were evaluated in the liver, skeletal muscle, and heart tissue. Endogenous TNNT2 protein expression indicates cardiomyocyte-specific tissue, whereas ACTN2 indicates expression in only myocytes. HSPA8-1 and HSPA8-2 were blotted as housekeeping gene controls. As TNNI3 was regulated by a cardiac-specific promoter, expression of TNNI3 was only detected in the heart tissue, as shown in the figure below.

TNNI3 Expression in Liver, Skeletal Muscle, and Heart Tissue in A157V Mouse Model

Additionally, retro-orbital injection of AAV9-hTNNI3 expressing A157V mutation was performed on three- month-old mice euthanized four weeks later. The hearts were dissected and immunostained. Immunostaining revealed robust expression of human TNNI3 in the cardiomyocyte after treatment with AAV-based TNNI3.

Moreover, high magnification imaging demonstrated the incorporation of TNNI3 within the cardiac sarcomere. Based on these preclinical findings, we believe that AAV-based therapy expressing TNNI3 can be administered to achieve transgene expression in heart tissue. Our ongoing development efforts include evaluation of other vector serotypes. We have also developed a novel CRISPR CAS9-edited novel porcine model of HCM that resembles the human phenotype. This model will allow us to perform preclinical testing in a system to resemble the human condition and perform physiological assays to evaluate efficacy.

APOE4-associated Alzheimer’s disease programs

Alzheimer’s disease is a progressive neurodegenerative disorder that is the leading cause of cognitive decline in late adult life. The Alzheimer’s Association estimates that there were 6.2 million patients living in the United States with Alzheimer’s disease in 2021, with costs to the nation exceeding $350 billion. Aging of the population is expected to significantly increase the socioeconomic burden of this disease in the coming decades, and the Alzheimer’s Association further estimates that as many as 12.4 million patients in the United States could have the disease by 2050.

Our Alzheimer’s disease portfolio

In a similar theme to the cardiovascular treatment landscape, we see an opportunity of a comparable magnitude in precision therapies treating Alzheimer’s disease. There is only one fully approved drug (lecanemab) that has demonstrated slowing of disease progression in patients with early Alzheimer’s disease. However, within the prevalent population of 6.2 million patients in the United States suffering from Alzheimer’s disease, there are number of subpopulations, including APOE4 patients who comprise approximately 2-3% of the U.S. population but comprise approximately 15% of Alzheimer’s disease patients. We believe they represent a unique subpopulation within the broader disease space. In clinical trials of lecanemab and donanemab, a different safety profile (a higher incidence of amyloid-related imaging abnormalities, or ARIA) was observed for APOE4 homozygous patients compared to other patient genotypes. In fact, the lecanemab label has a warning for ARIA and states that the risk is higher in APOE4 homozygous patients. Additionally, in both clinical trials, APOE4 homozygous patients demonstrated lower efficacy results compared to heterozygotes and noncarriers in terms of a reduction in clinical dementia rating. We believe this points to the unmet need within the APOE4 population and also raises questions of whether there is a unique disease pathology that APOE4 genetics confer on Alzheimer’s disease patients. Because of this differentiated treatment effect, we believe precision therapies, particularly those focused on the underlying genetics of Alzheimer’s disease, may have a substantial impact on this treatment landscape.

We are building a portfolio of approaches aimed at treating the genetics underlying Alzheimer’s disease. In our lead Alzheimer’s disease program, LX1001, we are initially targeting homozygous APOE4-associated Alzheimer’s disease patients by administering AAVrh10 containing the APOE2 gene. Our approach to treating Alzheimer’s disease is predicated on the belief that expressing the protective APOE2 in the CNS of APOE4 homozygous patients will halt or slow the progression of Alzheimer’s disease. We believe these patients represent an ideal target for gene therapy because the APOE4 homozygous profile is the most common genetic driver of Alzheimer’s disease. We plan to leverage biomarkers for LX1001 to potentially enable us to rapidly validate proof-of-mechanism and support further development efforts. We believe that positive clinical data from our ongoing Phase 1/2 trial has the potential to validate our novel approach to treating the APOE4 sub-group and can help inform the development plan of our next generation candidates LX1021 and LX1020, which we believe could demonstrate an even more dramatic effect to slow or halt the progression of Alzheimer’s disease. Importantly, we believe gene therapy allows for a unique approach to treating the genetics of Alzheimer’s disease by delivering a therapeutic which acts upstream of both the amyloid-b and tau-driven pathology of Alzheimer’s disease. This treatment strategy is designed to impact multiple pathways, as opposed to most other treatments in development which target a single mechanism of Alzheimer’s disease.

Our current gene therapy programs under development for the treatment of Alzheimer’s disease are:

LX1001: an AAVrh10-based gene therapy candidate that is designed to express the protective APOE2 protein in the CNS of APOE4 homozygous patients. In December 2022 we reported that three patients from the first dose cohort demonstrated a consistent trend towards improvement in CSF tau biomarkers at the 12-month visit and also observed expression of the protective APOE2 protein in all patients in the first dose cohort with follow-up data.

LX1021: an AAVrh10-based gene therapy candidate that is designed to express the Christchurch-modified APOE2 protein in the CNS of APOE4 homozygous patients. The Christchurch mutation has been observed to protect patients against Alzheimer’s disease even in the presence of significant amyloid pathology.

LX1020: an AAVrh10-based gene therapy candidate that is designed to express the protective APOE2 protein in the CNS of APOE4 homozygous patients, while concurrently delivering miRNA to suppress the expression of the APOE4 protein.

We are developing LX1001 to target homozygous APOE4-associated Alzheimer’s disease patients, the highest risk population to develop Alzheimer’s disease and the sub-group we believe will be the most likely to demonstrate a potential treatment effect from APOE2-based gene therapy. We completed enrollment in the trial in the fourth quarter of 2023 and expect to report additional interim data from all cohorts in the Phase 1/2 trial in the second half of 2024.

Background of Alzheimer’s disease

Alzheimer’s disease is characterized by a complex underlying pathology in the CNS, including accumulation of Aß plaques, abnormal phosphorylation of tau, development of tau tangles, inflammation, and progressive loss of neurons, all of which combine to precipitate a progressive decline in cognitive function. APOE, a lipid transport protein, is the major transporter of cholesterol in the brain and is involved in synaptic integrity and plasticity, glucose metabolism, and cerebrovascular function.

Extracellular amyloid beta plaques and tau neurofibrillary tangles are the principle pathological hallmarks of Alzheimer’s disease. Therapeutics that modulate plaques and tangles historically have been the focus of substantial research and development efforts; however, there is currently no treatment for Alzheimer’s disease that is approved as disease modifying. The FDA granted accelerated approval to the anti-amyloid antibody intravenous infusion therapies aducanumab (Aduhelm) and lecanemab (Leqembi) for the treatment of patients with either the mild cognitive impairment or mild dementia stage of Alzheimer’s disease. These recent approvals demonstrate that the FDA has utilized an accelerated approval pathway for Alzheimer’s disease therapies.

Background on homozygous APOE4-associated Alzheimer’s disease

Presence of APOE4 is the most common genetic risk factor for Alzheimer’s disease. The prevalent APOE alleles are APOE4, APOE3 and APOE2, with the E4 allele increasing risk and reducing the age of onset and the E2 allele decreasing risk and markedly delaying the age of onset. APOE4 homozygous patients, individuals who have two copies of the E4 allele, are at the highest risk and are approximately fifteen times more likely to develop Alzheimer’s disease than the general population. It is estimated that approximately 60% of Alzheimer’s disease patients carry at least one APOE4 allele as compared with approximately 25% of age-matched and healthy controls. The APOE3 allele is believed to have a neutral impact on disease progression.

Alzheimer’s disease risk by APOE genotype (by odds ratio)

Third-party genetic epidemiology data from humans suggest that APOE4 and APOE2 are co-dominant, or both expressed, such that APOE2/E4 heterozygous individuals have a substantially reduced risk of developing the disease as compared to APOE4/E4 homozygous individuals. Therefore, the expression of APOE2 appears to significantly offset the deleterious effects of the APOE4 allele.

We believe that administering the APOE2 gene to APOE4 homozygous patients is a promising approach because it has the potential to address several pathways that are involved in the progression of the disease.

Our approach: LX1001

LX1001 is an AAVrh10-based gene therapy candidate for the treatment of APOE4 homozygous patients. It is designed to deliver the human APOE2 gene into the CSF to halt or slow the progression of Alzheimer’s disease.

LX1001 is designed to address the genetic driver of Alzheimer’s disease by delivering APOE2 gene into CNS of APOE4 homozygous patients

Based on what is known regarding gene therapies delivered to the CNS, we believe LX1001 will only require a single dose because neurons are post-mitotic, or incapable of further cell division, so there will be no dilution of extra-chromosomal LX1001 caused by cell division. APOE is a secreted protein; thus, only a fraction of neurons needs to be transduced with LX1001 to secrete what we anticipate to be potentially efficacious levels of the protective isoform. We have designed LX1001 so that the protective isoform has the potential to be widely available to cells in the brain and able to compensate for non-transduced cells.

The FDA granted Fast Track designation to LX1001 for the treatment of APOE4 homozygous patients with Alzheimer’s disease to slow disease progression. We plan to seek other regulatory designations and consider accelerated clinical development pathways based on biomarker data that may establish early proof-of-mechanism and is expected to predict clinical benefit.

Clinical development

Trial design

We are evaluating LX1001 in an open-label, dose-ranging Phase 1/2 clinical trial in patients who are APOE4 homozygous patients with clinical diagnoses ranging from mild cognitive impairment to mild or moderate dementia due to Alzheimer’s disease. All patients have evidence of amyloid plaque by PET scan and/or CSF biomarkers consistent with Alzheimer’s disease.

The primary objective of the trial is to evaluate the safety of LX1001 administered to the CNS via injection between cervical vertebrae 1 and 2, or intracisternal injection, and to establish the maximum tolerated dose. The trial is also designed to evaluate the conversion of the CSF from the APOE4 homozygous profile to an APOE4/E2 profile. Additional secondary endpoints include CSF biomarkers, including Aß42, total tau, and phosphorylated tau, amyloid PET scan, structural MRI imaging and cognitive tests.

As shown below, the clinical trial is a dose-ranging trial of LX1001 in four ascending dose cohorts (1.4×1010 vg/ml, 4.4×1010 vg/ml, 1.4×1011 vg/ml and 1.4×1014 total genomes), with the dose for each patient in the first three cohorts determined based on CSF volume measured by MRI and patients in the fourth cohort receiving a fixed dose. Each dose cohort will consist of approximately three to five patients for a total of approximately 15 patients in the trial. Key patient enrollment criteria include APOE4 homozygous genetic profile, patient age of 50 years or older, positive amyloid PET scan (for cohorts 1-3), evidence of CSF biomarkers consistent with Alzheimer’s disease, and diagnosis that ranges from mild cognitive impairment to mild or moderate dementia due to Alzheimer’s disease. Corticosteroids are utilized for immune suppression. There will be a long-term follow-up for patients who receive LX1001 to monitor ongoing safety for a total of five years, per FDA requirement.

Design of Phase 1/2 clinical trial of LX1001

Preliminary trial results

Preliminary data from cohort 1, which was presented at the 2022 Clinical Trials on Alzheimer’s Disease conference, showed an increase in CSF APOE2 levels, in all patients with follow-up data at three months or longer and such levels remained generally stable through the 12-month visit. These results, shown below, demonstrate that the APOE2 transgene is being expressed in the CNS in all patients treated with LX1001 and signal the potential for treatment to convert the APOE4 homozygous profile to a combined APOE2/APOE4 profile.

Interim APOE2 CSF expression levels (fmol/μL)(1)

Additionally, in the three patients from cohort 1 with data available at 12-months post treatment, we observed consistent trends towards improvement (reduction) in the core CSF biomarkers T-tau and P-tau that are associated with neurodegeneration and Alzheimer’s disease specifically and we have also seen declines or stabilization of Ab42, the beta-amyloid peptide associated with Alzheimer’s disease as shown below. We believe this interim data reflects evidence of proof-of-mechanism and supports our unique approach to treating the genetics of Alzheimer’s disease by delivering a therapeutic which acts upstream of both the amyloid-b and tau-driven pathology of Alzheimer’s disease.

Interim CSF core biomarker data in Cohort 1 patients with 12-month data

Natural history data for T-tau and P-tau would suggest that on average these biomarkers should increase over the course of the year, versus the decline that we observed following treatment. We completed enrollment in the trial in the fourth quarter of 2023 and expect to report additional interim data from all cohorts in the Phase 1/2 trial in the second half of 2024.

Next-generation gene therapy solutions for Alzheimer’s disease: LX1021 and LX1020

We believe that positive clinical data from our ongoing Phase 1/2 clinical trial of LX1001 has the potential to validate our novel approach to treating the APOE4 sub-group and can help inform the development plan of our next-generation candidates, LX1021 and LX1020.

LX1021 for the treatment of APOE4 homozygotes

LX1021: We are designing LX1021 to treat APOE4 homozygous patients by adding a Christchurch mutation-modified APOE2 to the CNS. The Christchurch mutation has been recognized to protect individuals against Alzheimer’s disease even in the presence of significant amyloid pathology. The mechanism of this protection may relate to the fact that APOE, in the presence of the Christchurch mutation, binds poorly to heparan sulfate proteoglycans (HSPGs), molecules found on the surface of neurons, which may inhibit the spread of tau pathology between cells. We believe this approach has the potential to enhance the protective effect of APOE2 in homozygous APOE4-associated Alzheimer’s disease. We plan to hold a pre-IND meeting with the FDA in 2024 to provide direction for our ongoing development efforts.

LX1021 is designed to add a Christchurch mutation-modified APOE2 gene to the CNS of APOE4 homozygous patients

Preclinical Studies

In vitro experiments conducted by other researchers and replicated at Weill Cornell Medicine have demonstrated that Christchurch mutation-modified APOE3 behaves similarly to the APOE2 allele in that both isoforms bind poorly to heparan sulfate proteoglycans, or HSPGs. As shown in the figure below, differences in one to two amino acids drive the major physiological differences between the three APOE isoforms, including differences in protein structure and regulation of amyloid-ß aggregation, in addition to binding affinities to HSPGs. This increased binding to HSPGs is implicated in the propagation of tau tangles and uptake of toxic forms of tau and amyloid-ß aggregation.

Binding affinity of different APOE alleles and Christchurch mutation-modified APOE3 and APOE2

Interim data from preclinical studies have demonstrated that APOE4-driven amyloid and tau pathology can be suppressed by AAV-mediated delivery of Christchurch-modified APOE2 to the CNS in well-established murine Alzheimer’s disease models (amyloid mice, APP.PS1/TRE4 and tau mice, P301S/TRE4). In both mouse models, 2×1010 total genomes were administered directly into the hippocampus.

In the APP.PSEN1/TR4 model AAVrh.10hAPOE2 (LX1001) and AAVrh.10hAPOE2Ch (LX1021) were administered to 2.5-month old mice and resulted in significant production of APOE2 mRNA and protein expression over phosphate buffered saline, or PBS, and null-treated animals, with no significant differences between the two constructs.

APOE protein Levels (Amyloid Mice)

Both constructs resulted in significant reductions in insoluble and soluble Aß42 and Aß40 levels, with no significant differences between the two constructs. Additionally, both constructs demonstrated improvement in various behavioral tests compared to PBS or null-treated animals, with no significant differences between the two constructs. These results demonstrate that LX1021 may have similar therapeutic potential as LX1001 as both treatments suppress the amyloid pathology in the APP.PSEN1/TRE4 mice.

Insoluble and Soluble Aß42 Levels (Amyloid Mice)

In the P301S/TRE4 model, both LX1001 and LX1021 were administered to 5.5-month old mice and resulted in significant production of APOE2 mRNA and protein expression over PBS and null-treated animals, with no significant differences between the two constructs, a similar finding to the amyloid mouse model. However, when evaluating total tau and p-tau, pathological markers of Alzheimer’s disease that are impacted in the P301S/TRE4 model, we observed significant improvement in the LX1021 treated mice compared to the LX1001 treated mice.

Tau Mice, Total Tau Levels (Left) and Phosphorylated Tau Levels (Right)

Behavioral tests, including Y maze, Barnes Test, and novel object recognition showed LX1001 treatment demonstrated some behavioral improvement compared to PBS-treated animals but no significant behavioral improvement compared to null-treated animals. However, LX1021 treatment resulted in significant behavioral improvement on all assessments compared to PBS and null-treated animals, as well as significant behavioral improvement on all assessments compared to LX1001.

We believe the data generated to date from two mouse models demonstrate that LX1021 has the potential to impact both amyloid and tau pathology, the core pathological features of Alzheimer’s disease, potentially providing for enhanced treatment effect compared to the wild-type E2 transgene. We plan to continue preclinical development efforts and hold a pre-IND meeting with the FDA in 2024 to provide direction for our ongoing development efforts.

LX1020 for the treatment of APOE4 homozygotes

LX1020: We are designing LX1020 to treat APOE4 homozygous patients by delivering both the protective APOE2 allele and miRNA to suppress APOE4. We believe delivery of APOE2 with concurrent suppression of APOE4 will achieve a higher degree of conversion to the APOE4/E2 heterozygous profile, which should lead to greater therapeutic effect.

LX1020 is designed to add APOE2 gene while suppressing APOE4

Preclinical Studies

In preclinical studies, AAV9 vectors expressing APOE-targeting miRNAs (AAV-mirAPOE) was administered to the hippocampus of TRE4 mice, a mouse model with murine APOE gene deleted and replaced with human APOE4. When compared with an AAV9-mCherry (a control vehicle), the AAV-mirAPOE downregulated hippocampal APOE4 mRNA levels by 2.8-fold, suggesting that an AAV-mediated gene therapy incorporating APOE-targeting miRNA into the expression cassette may potentially reduce human APOE4 in the CNS. These findings demonstrate that AAV-based delivery of APOE-targeting miRNA may be able to serve as part of a therapeutic approach for treating APOE4 homozygous Alzheimer’s patients and provide direction for our ongoing development efforts. We plan to complete candidate selection for LX1020 in 2024.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is also true for the development and commercialization of treatments for cardiovascular and neurodegenerative diseases such as FA, PKP2-ACM, and Alzheimer’s disease and broadly across gene therapies. While we believe that our management and scientific team’s deep expertise in gene therapy provides us with competitive advantages, we face competition from several sources, including large and small biopharmaceutical companies, government agencies and academic and private research institutions. Not only must we compete with other companies that are focused on gene therapy technology, but any product candidates that we successfully develop and commercialize will compete with existing therapies, to the extent applicable, and new therapies that may become available in the future.

Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. A significant unmet medical need exists in each of the indications that we are targeting, and it is likely that additional drugs will become available in the future for the treatment of these diseases.

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of preclinical gene therapy programs in development at Solid Biosciences Inc. and Lacerta Therapeutics, Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a clinical stage product candidate, DT-216, and that Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023. In 2023 Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion and is currently commercializing Skyclarys.

With respect to LX2020, both Rocket Pharmaceuticals Inc., or Rocket, and Tenaya Therapeutics Inc. are developing an AAV-based gene therapy candidate designed to deliver a functional PKP2 gene to patients with PKP2-ACM.

With respect to our portfolio of gene therapy programs for the treatment of homozygous APOE4-associated Alzheimer’s disease, we are aware that uniQure, N.V. is pursuing AMT-240, a preclinical gene therapy candidate for autosomal dominant Alzheimer’s disease intended to silence the APOE4 variant while expressing a protective variant and Novartis has a gene therapy candidate for Alzheimer’s disease which is in the early preclinical stages of development. Many large and small pharmaceutical companies and academic institutions are developing potential treatments for the condition given the significant unmet need and the large population suffering from Alzheimer’s disease. There are multiple FDA-approved treatments for Alzheimer’s disease, including donepezil (Aricept), memantine (Namenda), and in July of 2023, lecanemab (Leqembi) was approved by the FDA for the treatment of Alzheimer’s disease based on the observed reduction of amyloid beta plaque. In addition, Eli Lilly and Company’s product candidate for the treatment of Alzheimer’s disease, donanemab, has completed a Phase 3 clinical trial. Finally, we are aware that Voyager Therapeutics, Inc. has a program targeting Alzheimer’s disease.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries.

These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We will face competition from other drugs or from other non-drug products and treatments currently approved or that will be approved in the future in the cardiovascular and neurology field, including for the treatment of diseases and diseases in the therapeutic categories we intend to target. Therefore, our ability to compete successfully will depend largely on our ability to:

•
develop, manufacture and commercialize drugs that are superior to other products in the market;
•
demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•
attract qualified scientific, product development and commercial personnel;
•
obtain patent or other proprietary protection for our medicines;

•
obtain required regulatory approvals;
•
obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•
successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects. In addition, the reimbursement structure of currently approved or future gene therapies by other companies could impact the anticipated reimbursement structure of our gene therapies, if approved, and our business, financial condition, results of operations and prospects.

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

Intellectual property

We actively seek to protect our proprietary technology, inventions, and other intellectual property that is commercially important to the development of our business by a variety of means, such as seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also may rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of gene therapy that may be important for the development of our business. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets, and that may be used to manufacture and develop novel gene therapy products. We are a party to license agreements that give us rights to use specific technologies in our gene therapy candidates and in manufacturing our products. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent term extensions where available.

As of December 31, 2023, we in-licensed two U.S. patents, ten pending U.S. non-provisional patent applications, three pending U.S. provisional applications, one pending PCT applications, five foreign patents and 61 pending foreign applications.

In regard to our LX2006 product candidate, we in-license from Cornell University and Adverum Biotechnologies, Inc., or Adverum, two U.S. patents, two pending U.S. non-provisional patent applications, five foreign patents granted in India, Mexico, South Africa, and New Zealand and seven pending foreign applications pending in such jurisdictions as Australia, Brazil, Canada, Eurasia, Europe, Israel and Mexico. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, these patents, if granted, will expire in 2033. These patents and pending patent applications disclose and/or contain composition-of-matter claims to an AAV vector encoding FXN, or a fragment thereof, and disclose and/or contain claims to methods of producing and methods of treatment using the AAV FXN vector. Cornell University co-owns these patents and patent applications with Institut National de la Santé et de la Recherche Médicale (INSERM), Centre National de la Recherche Scientifique (CNRS), Université de Strasbourg, Université Paris-Saclay and Assistance Publique-Hôpitaux de Paris (APHP).

We have rights to one pending PCT application that relates to our LX2006 cardiac FA program. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patent applications claiming benefit of this PCT application, will expire in 2043. The PCT application discloses and/or contains composition-of-matter claims to a pharmaceutical dosage form of viral vectors encoding FXN, and discloses and/or contains claims to methods of producing and methods of treatment using the pharmaceutical dosage form.

In regard to our LX2020 product candidate, we in-license from The Regents of the University of California one pending U.S. non-provisional patent application and 17 pending foreign applications pending in such jurisdictions as Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patent applications claiming the benefit of this PCT application, will expire in 2042. This PCT application discloses and/or contains composition-of-matter claims to a vector encoding human plakophilin-2 (PKP2), and discloses and/or contains claims to methods of producing and methods of treatment using the PKP2 vector.

In regard to our LX2021 product candidate, we in-license from The Regents of the University of California two pending U.S. non-provisional patent application and seven pending foreign applications pending in Australia, Canada, China, Europe, Israel, and Japan. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, these patent applications will expire in 2038. These pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a human connexin 43 (Cx43) polypeptide, and disclose and/or contain claims to methods of producing and methods of treatment using the Cx43 vector.

In regard to our LX2022 product candidate, we in-license from The Regents of the University of California one pending U.S. non-provisional patent application. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patent applications claiming the priority to this patent application, will expire in 2040. This pending U.S. non-provisional patent application discloses and/or contains composition-of-matter claims to a vector encoding a human TNNI3 gene, and discloses and/or contains claims to methods of producing and methods of treatment using the TNNI3 vector.

In regard to our LX1020 product candidate, we in-license from Cornell University one pending U.S. non-provisional application and 14 pending foreign applications pending in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, these patent applications will expire in 2040. The pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding human APOE2 protein and encoding one or more RNAi nucleic acid sequences for inhibition of APOE4 mRNA, and disclose and/or contain claims to methods of producing and methods of treatment using the APOE2+/APOE4- vector.

In regard to our LX1021 product candidate, we in-license from Cornell University one pending U.S. non-provisional application and 13 pending foreign applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, this patent application will expire in 2040. The pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a mutated human apolipoprotein E protein, and disclose and/or contain claims to methods of producing and methods of treatment using the mutated human apolipoprotein E vector.

In regard to our LX1001 product candidate, we co-own with Cornell University one pending U.S. provisional application and one pending PCT application. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patent applications claiming the benefit of this PCT application will expire in 2043. This pending patent application discloses and/or contains composition-of-matter claims to a pharmaceutical dosage form of viral vectors encoding human APOE2, and discloses and/or contains claims to methods of producing and methods of treatment using the pharmaceutical dosage form.

License, research collaboration and sponsored research agreements

First license agreement with Cornell University

In May 2020, we entered into a license agreement with Cornell University, or the Cornell First License Agreement, pursuant to which we obtained a sublicensable, worldwide license under certain patents to make, use, and sell products that are covered by a valid claim of a licensed patent, are based on the transferred IND from Cornell University, use any licensed materials, or are produced using a licensed method, and to practice certain licensed technology, in all cases, for all human and non-human prophylactic and therapeutic uses. In July 2022, we entered into Amendment No. 1 to the Cornell First License Agreement that updated fees and royalties payable by us under the Cornell First License Agreement. In September 2022, we entered into Amendment No. 2 to the Cornell First License Agreement that clarified patent prosecution and maintenance obligations and added certain inventions and patents to the list of inventions and patent rights covered under the Cornell First License Agreement. The technology under the license includes portfolios for APOE, Alzheimer’s disease, and Anti-Tau, although our license is not restricted by such indications. The license is exclusive with respect to certain patents and non-exclusive with respect to other patents. Additionally, under the Cornell First License Agreement, Cornell University assigned to us an IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk of having or have Alzheimer’s disease. Cornell University reserved the rights to publish and disseminate information about inventions included in the licensed technology and licensed patents, and to use, and allow other nonprofit institutions to use, the patents and technology for educational and research purposes.

We are obligated to diligently proceed with the development, manufacture, and sale of licensed products, to raise certain amounts within specified time frames, to achieve certain development milestones within specified time frames, to meet agreed minimum-spend requirements, and to meet other diligence obligations. If we fail to perform these obligations, Cornell University could terminate the Cornell First License Agreement in full or in part in specified circumstances, subject to certain rights for us to extend these time frames.

Under the Cornell First License Agreement, we paid Cornell University an upfront payment of approximately $0.15 million and entered into a purchase agreement for approximately $0.6 million of convertible preferred securities. We are obligated to pay Cornell University an annual license maintenance fee ranging from the low four digits to the mid five digits, increasing annually until such time that we are commercially selling a licensed product. Under the Cornell First License Agreement, we are obligated to pay Cornell University up to $8.4 million for each portfolio upon the achievement of specific clinical and regulatory milestones. We are obligated to pay Cornell University a flat royalty in the mid-single-digits based on net sales of a licensed product in a country, which royalty rate increases by one percent if the licensed product is an orphan drug, subject to a reduction upon the expiration of valid claims in licensed patents and certain reductions for third-party licenses. In addition, in certain specific instances where sales are made by a sublicensee, the royalty rate increases by an amount in the low to mid-single digits. If the royalties are below certain agreed amounts, we are required to pay Cornell University minimum annual royalties ranging from low-six digits to low-seven digits. The royalty term continues for each licensed product on a country-by-country basis beginning on the first commercial sale of such licensed product and ending on the latest of (a) expiration or invalidation of the last valid claim in the licensed patent, (b) the expiration of regulatory exclusivity, and (c) the month of the first commercial launch of a generic equivalent in such country. We are also obligated to pay Cornell University a percentage of sublicensing fees in the low-double digits to mid-double digits.

We may terminate the Cornell First License Agreement or any portfolio thereunder at any time upon ninety (90) days’ advance written notice to Cornell University. Cornell University may terminate the Cornell First License Agreement if we commit a material breach and fail to cure such breach within a specified cure period after written notice or if we challenge the validity of a licensed patent. Upon expiration of the royalty term of a given licensed product in a country, the license becomes non-exclusive and royalty-free. Upon termination of the Cornell First License Agreement, all licenses and rights granted by either party will terminate, although we will have a period of time to sell off any remaining licensed product.

Second license agreement with Cornell University

In May 2020, we entered into a second license agreement with Cornell University, or the Cornell Second License Agreement, pursuant to which we obtained a sublicensable, worldwide license under certain patents to make, use, and sell products that are covered by a valid claim of a licensed patent, are based on the transferred IND from Cornell University, use any licensed materials, or are produced using a licensed method, and to practice certain licensed technology, in all cases, for all human and non-human prophylactic and therapeutic uses. In January 2022, we entered into Amendment No. 1 to the Cornell Second License Agreement, whereby we paid Cornell a material transfer fee and a license fee totaling $30,000, and Cornell added certain materials to the list of original materials subject to the Cornell Second License Agreement. In July 2022, we entered into Amendment No. 2 to the Cornell Second License Agreement that updated fees and royalties payable by us under the Cornell Second License Agreement. The technology under the license includes a portfolio for FA, although our license is not restricted by such indications. The license is exclusive with respect to certain patents and non-exclusive with respect to other patents. Cornell University reserved the rights to publish and disseminate information about inventions included in the licensed technology and licensed patents, and to use, and allow other nonprofit institutions to use, the patents and technology for educational and research purposes.

We are obligated to diligently proceed with the development, manufacture, and sale of licensed products, to raise certain amounts within specified time frames, to achieve certain development milestones within specified time frames, to meet agreed minimum-spend requirements, and to meet other diligence obligations. If we fail to perform these obligations, Cornell University could terminate the Cornell Second License Agreement in full or in part in specified circumstances, subject to certain rights for us to extend these time frames.

Under the Cornell Second License Agreement, we paid Cornell University an upfront payment of approximately $0.15 million and entered into a purchase agreement for approximately $0.6 million of convertible preferred securities. We are obligated to pay Cornell University an annual license maintenance fee ranging from the low four digits to the mid five digits, increasing annually until such time that we are commercially selling a licensed product. Under the Cornell Second License Agreement, we are obligated to pay Cornell University up to $4.3 million for two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones. Upon submitting our IND application for LX2006 to the FDA in the first quarter of 2022, we achieved the first clinical milestone under the Cornell Second License Agreement, and we paid $0.1 million to Cornell University in the second quarter of 2022 in connection with this milestone. We are obligated to pay Cornell University a flat royalty in the mid-single-digits based on net sales of a licensed product in a country, which royalty rate increases by one percent if the licensed product is an orphan drug, subject to a reduction upon the expiration of valid claims in licensed patents and certain reductions for third-party licenses. In addition, in certain specific instances where sales are made by a sublicensee, the royalty rate increases by an amount in the low to mid-single digits. If the royalties are below certain agreed amounts, we are required to pay Cornell University minimum annual royalties ranging from low six digits to low seven digits. The royalty term continues for each licensed product on a country-by-country basis beginning on the first commercial sale of such licensed product and ending on the latest of (a) expiration or invalidation of the last valid claim in the licensed patent, (b) the expiration of regulatory exclusivity, and (c) the month of the first commercial launch of a generic equivalent in such country. We are also obligated to pay Cornell University a percentage of sublicensing fees ranging in the low double digits.

We may terminate the Cornell Second License Agreement or any portfolio thereunder at any time upon ninety (90) days’ advance written notice to Cornell University. Cornell University may terminate the Cornell Second License Agreement if we commit a material breach and fail to cure such breach within a specified cure period after written notice or if we challenge the validity of a licensed patent. Upon expiration of the royalty term of a given licensed product in a country, the license becomes non-exclusive and royalty-free. Upon termination of the Cornell Second License Agreement, all licenses and rights granted by either party will terminate, although we will have a period of time to sell off any remaining licensed product.

Research collaboration agreement with Weill Cornell Medicine

In February 2021, we entered into a Research Collaboration Agreement with Cornell University on behalf of Weill Cornell Medicine, or the Cornell Collaboration Agreement, in connection with the Cornell First License Agreement and the Cornell Second License Agreement entered into in May 2020, collectively, the Cornell License Agreements. In February 2022, we entered into Amendment No. 1 to the Research Collaboration Agreement. The Cornell Collaboration Agreement, as amended, is referred to as the Amended Cornell Collaboration Agreement. Under the Amended Cornell Collaboration Agreement, we committed to fund scientific research at Weill Cornell Medicine related to the technology licensed to us pursuant to the Cornell License Agreements. Cornell University reserved the rights to publish and disseminate information about the results, excluding any inventions, generated from Cornell University’s investigator’s conduct of the research.

Under the Cornell License Agreements, we committed to provide funding for research projects at Cornell University for a three-year period, with a minimum annual funding commitment of $1.0 million. With respect to each Weill Cornell Medicine invention and joint invention and related joint results that is either an improvement to, or is dominated by, the patent rights under the Cornell License Agreements or is specifically designed for a licensed product under the Cornell License Agreements, or Improvement, and for which we have made an election to obtain such inventions, the Cornell License Agreements will be amended to include license grants to such Improvements following payment of the relevant amendment fee in the low five digits. With respect to each Weill Cornell Medicine invention and joint invention, and related joint results that are not Improvements, we have the first option to negotiate for a royalty-bearing, worldwide license under such intellectual property to develop, make, have made, use, offer for sale, sell, have sold and import products on commercially reasonable terms.

The Amended Cornell Collaboration Agreement expired in accordance with its terms in January 2024, and we have not entered into a new research collaboration agreement with Cornell University.

License agreement with Adverum

In January 2021, we entered into a license agreement with Adverum, which we amended in February 2022 pursuant to the First Amendment to the Adverum Agreement, such agreement as amended, the Amended Adverum Agreement. Pursuant to the Amended Adverum Agreement, we obtained an exclusive, sublicensable, worldwide license under certain patents, know-how, and other intellectual property relating to viral vector technology for gene therapy applications for the treatment of FA cardiomyopathy.

We are responsible for the development, manufacture, and commercialization of gene therapy products that consist of a specific nucleic acid sequence that is delivered by a specific gene therapy, or the Products. We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize the Products.

Under the Amended Adverum Agreement, we paid Adverum a $7.5 million upfront payment. We are obligated to pay Adverum up to $17.5 million upon the achievement of specified development and regulatory milestones, including a $3.5 million development milestone that was achieved in the first quarter of 2023, and up to $49 million in commercialization and sales milestones for the Products. We are obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products, subject to reductions upon the expiration of valid claims in licensed patents and third-party licenses. The royalty term continues for each Product on a country-by-country basis beginning on the first commercial sale of such Product and ending on the latest of (a) expiration of the last valid claim in the licensed patent that covers the manufacture, use, or sale of the Product in such country, (b) the expiration of all regulatory and data exclusivity in such country, and (c) ten years after the first commercial sale of such Product in such country.

The Amended Adverum Agreement will expire, unless earlier terminated, on the expiration of the last royalty term for a Product in a particular country. We have the right to terminate the Amended Adverum Agreement at any time upon one-hundred twenty days’ advance written notice to Adverum. In addition, subject to certain conditions, either we or Adverum may terminate the Amended Adverum Agreement upon the insolvency of the other or if the other party commits a material breach of the agreement and fails to cure such breach within a specified cure period after written notice is provided. Additionally, Adverum may terminate the Amended Adverum Agreement if we challenge the validity of any licensed patents. Upon expiration of the Amended Adverum Agreement, the license becomes royalty-free, irrevocable and perpetual. Upon termination of the Amended Adverum Agreement, all licenses, sublicenses, and rights granted by either party will terminate.

First license agreement with the Regents of University of California, San Diego

Stelios, which we acquired in August 2021, is successor-in-interest to ARVC Therapeutics, Inc., or ARVC Therapeutics, under a worldwide license agreement entered into by ARVC Therapeutics and The Regents of The University of California on April 23, 2020, or the UCSD First License Agreement, pursuant to which they obtained a license to certain intellectual property related to gene therapies for ARVC. The UCSD First License Agreement relates to our development efforts for our LX2021 program. Pursuant to the UCSD First License Agreement, we obtained an exclusive, sublicensable, worldwide license under certain patents to make, use, sell, offer for sale and import services, methods, composition and products that incorporate or are developed using any licensed invention or licensed methods, or is covered by a valid claim of a licensed patent, or a Product, in all cases for all diagnostic and therapeutic uses. UCSD reserved the right to practice the relevant invention and licensed patents for educational and research purposes, to publish and disseminate information about the relevant invention and licensed patents, and to allow other nonprofit institutions to use, publish, or disseminate information about the relevant inventions and licensed patents for educational and research purposes.

Under the UCSD First License Agreement, we are obligated to achieve certain development milestones within specified time frames, to use commercially reasonable efforts to diligently develop, manufacture, and sell Products, and to meet agreed minimum-spend requirements. If we fail to perform any of these obligations, UCSD could either terminate the UCSD First License Agreement or convert the exclusive license to a nonexclusive license, subject to certain rights for us to extend these time frames.

The UCSD First License Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000. We are obligated to pay annual license maintenance fees in the mid-four digits to low-five digits, increasing until such time that we are commercially selling a Product. We are also obligated to pay up to $4.75 million upon the achievement of specific development and commercialization milestones for the first Product and low- to mid-single digit royalties based on aggregate net sales, subject to certain reductions for third-party licenses. The royalty term continues until the expiration of the UCSD First License Agreement. Under the UCSD First License Agreement, if the royalties are below certain agreed amounts, we are required to pay UCSD minimum annual royalties ranging from low- to mid-five digits. We are also obligated to pay UCSD a percentage of sublicensing fees ranging in the low double digits. In the event that we assign the UCSD First License Agreement, we will be obligated to pay an assignment fee that will be determined based on certain aspects of the assignment.

The UCSD First License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the UCSD First License Agreement at any time upon sixty days’ written notice to UCSD. UCSD may terminate the UCSD First License Agreement if we commit a material breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment or provide an intentionally misleading report, if we fail to diligently develop and commercialize the licensed products, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. Upon termination of the UCSD First License Agreement, all licenses and rights granted by UCSD to us will terminate.

Second license agreement with the Regents of University of California, San Diego

Stelios, which we acquired in August 2021, entered into a worldwide license agreement in August 2020 with The Regents of The University of California, or the UCSD Second License Agreement, pursuant to which they obtained a license to certain intellectual property and materials related to gene therapies for HCM. The UCSD Second License Agreement relates to our development efforts for our LX2022 programs. Pursuant to the UCSD Second License Agreement, we obtained an exclusive, sublicensable, worldwide license under certain patents to make, use, sell, offer for sale and import services, methods, composition and products that incorporate or are developed using any licensed invention or licensed methods or is covered by a valid claim of a licensed patent, or a Product, and a non-exclusive license to use nonpublic technical information, or Technology, in all cases for all diagnostic and therapeutic uses. UCSD reserved the rights to practice the relevant invention, Technology and licensed patents for educational and research purposes, to publish and disseminate information about the relevant invention, Technology and licensed patents, and to allow other nonprofit institutions to use, publish, or disseminate information about the relevant invention, Technology and licensed patents for educational and research purposes.

Under the UCSD Second License Agreement, we are obligated to achieve certain development milestones within specified time frames and to use commercially reasonable efforts to diligently develop, manufacture, and sell Products. If we fail to perform any of these obligations, UCSD could either terminate the UCSD Second License Agreement or convert the exclusive license to a nonexclusive license subject to certain rights for us to extend these time frames.

The UCSD Second License Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000. We are obligated to pay annual license maintenance fees in the mid-four digits to low-five digits, increasing until such time that we are commercially selling a Product. We are also obligated to pay up to $2.4 million upon the achievement of certain development and commercialization milestones for the first Product and low-single digit royalties based on aggregate net sales, subject to certain reductions for third-party licenses. The royalty term continues until the expiration of the UCSD Second License Agreement. We are also obligated to pay UCSD a percentage of sublicensing fees ranging in the low double digits.

The UCSD Second License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the UCSD Second License Agreement at any time upon sixty days’ written notice to UCSD. UCSD may terminate the UCSD Second License Agreement if we commit a breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment, if we are not diligently developing or commercializing Products in accordance with our diligence obligations, if we provide any intentionally false report, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. In the event that we assign the UCSD Second License Agreement, we will be obligated to pay an assignment fee that will be determined based on the acquisition price. Upon termination of the UCSD Second License Agreement, all licenses and rights granted by UCSD to us will terminate.

Third license agreement with the Regents of University of California, San Diego

In October 2021, we entered into a worldwide license agreement with UCSD, or the UCSD Third License Agreement, and collectively with the UCSD First License Agreement and the UCSD Second License Agreement, The UCSD License Agreements, pursuant to which we obtained a license to materials and intellectual property related to a gene therapy for ARVC. The UCSD Third License Agreement relates to our development efforts for our LX2020 program. Pursuant to the Third UCSD Agreement, we obtained an exclusive, sublicensable, worldwide license under certain patents to make, use, and sell, offer for sale and import services, methods, composition and products that incorporate or are developed using any licensed invention or licensed methods, or is covered by a valid claim of a licensed patent, or a Product, and an exclusive license to use nonpublic technical information, or Technology, in all cases for all diagnostic and therapeutic uses. UCSD reserved the rights to practice the relevant invention, Technology and licensed patents for educational and research purposes, to publish and disseminate information about the relevant invention, Technology and licensed patents, and to allow other nonprofit institutions to use, publish, or disseminate information about the relevant invention, Technology and licensed patents for educational and research purposes.

Under the UCSD Third License Agreement, we are obligated to achieve certain development milestones within specified time frames, to use commercially reasonable efforts to diligently develop, manufacture, and sell licensed products, and to meet agreed minimum-spend requirements. If we fail to perform any of these obligations, UCSD could either terminate the UCSD Third License Agreement or convert the exclusive license to a nonexclusive license subject to certain rights for us to extend these time frames.

The UCSD Third License Agreement required us to pay a one-time up-front non-refundable cash fee of $20,000. We are obligated to pay annual license maintenance fees in the mid-four digits to low-five digits, increasing until such time that we are commercially selling a Product. We are also obligated to pay up to $4.0 million upon the achievement of specified development and commercialization milestones for the first Product and low- to mid-single digit royalties based on aggregate net sales, subject to certain reductions for third-party licenses. The royalty term continues until the expiration of the UCSD Third License Agreement. If the royalties are below certain agreed amounts, we are required to pay UCSD minimum annual royalties ranging from low- to mid-five digits. We are also obligated to pay UCSD a percentage of sublicensing fees ranging in the low double digits.

The UCSD Third License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the UCSD Third License Agreement at any time upon sixty days’ written notice to the UCSD. UCSD may terminate the UCSD Third License Agreement if we commit a material breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment, if we are not diligently developing or commercializing Products in accordance with our diligence obligations, if we provide any intentionally false report, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. In the event that we assign the UCSD Third License Agreement or we undergo a change of control, we will be obligated to pay a flat low-six digit fee or a fee that will be determined based on the acquisition price. Upon termination of the UCSD Third License Agreement, all licenses and rights granted by UCSD to us will terminate.

Sponsored research agreements with the Regents of University of California, San Diego

In connection with the UCSD Agreements, on December 3, 2021, we entered into a sponsored research agreement with the Regents of UCSD for our LX2020 and LX2021 programs, which was subsequently amended on April 5, 2023, and another sponsored research agreement with the Regents of UCSD for our LX2022 program, which was subsequently amended on April 19, 2023 and August 31, 2023. We refer to these agreements, as amended, as the Amended UCSD SRAs. UCSD reserved the rights to publish and disseminate information about the results generated from UCSD’s investigator’s conduct of the research. The total costs to be invoiced to us under the terms of the Amended UCSD SRAs are approximately $5.0 million. Under the terms of the Amended UCSD SRAs, we have the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses to any inventions generated by UCSD or UCSD’s interest in any inventions generated jointly by UCSD and us, and we retain the rights to any inventions generated solely by us.

Government regulation

Government authorities in the United States at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics, including gene therapies, such as those we are developing. Generally, before a new biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized, or cleared by the applicable regulatory authority. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. biologics regulation

In the United States, biological products are subject to regulation under the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations and other federal, state, local and foreign statutes and regulations. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties.

Our product candidates must be approved by the FDA through the Biologics License Application, or BLA, the process which is required by the FDA before biological product candidates may be marketed in the United States and generally involves the following:

•
completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s good laboratory practices, or GLPs, regulations;
•
submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•
approval by an Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, the FDA’s current Good Clinical Practices, or cGCPs, and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA that contains sufficient data to demonstrate substantial evidence of effectiveness;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
payment of user fees for FDA review of the BLA;
•
satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities at which the proposed product will be produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to ensure and preserve the biological product’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with the cGCPs;

•
satisfactory completion of an FDA Advisory Committee review, if applicable; and
•
FDA review and approval, or licensure, of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and clinical development

Prior to beginning the first clinical trial with a product candidate, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND application to the FDA. An IND application is a request for authorization from the FDA to administer an IND product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND application also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND application must become effective before human clinical trials may begin. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the proposed clinical trial. In such a case, the IND application may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND application therefore may or may not result in FDA authorization to begin a clinical trial. Additionally, the review of information in an IND submission may prompt FDA to, among other things, scrutinize existing INDs and could generate requests for information or clinical holds on other product candidates or programs.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the sponsor’s control, in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND application must be made for each successive clinical protocol conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed to ensure that the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND application. If a foreign clinical trial is not conducted under an IND application, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND application if the foreign data are applicable to the United States population and medical practice, the trial was performed by clinical investigators of recognized competence, the trial was conducted in accordance with cGCP requirements, and the data may be considered valid without the need for an on-site inspection by the FDA or the FDA is able to validate the data through an onsite inspection if deemed necessary.

For purposes of BLA approval of a product candidate, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. For gene therapies in general, the investigational product is initially introduced into patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2. The investigational product is administered to a limited patient population to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•
Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

When these phases overlap or are combined, the trials may be referred to as Phase 1/2 or Phase 2/3.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, potency, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical study investigators. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious, unexpected and suspected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious, and unexpected suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor may suspend a clinical study at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated checkpoints based on access to certain data from the study and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

BLA submission and review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. No user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA has sixty days from the applicant’s submission of a BLA to either issue a refusal to file letter or accept the BLA for filing, indicating that it is sufficiently complete to permit substantive review.

Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process can be significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent for its intended use, and whether the facility in which it is manufactured, processed, packed or held meets standards designed to ensure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may convene an advisory committee, typically a panel that includes clinicians and other experts, to provide clinical insight on applications for novel products or products which present difficult questions of safety or efficacy. The advisory committee will provide a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional preclinical studies or clinical trials or additional manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited development and review programs

The FDA offers a number of expedited development and reviews programs for qualifying product candidates. The Fast Track program is intended to expedite or facilitate the process for developing new products that meet certain criteria. Specifically, product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track designated product candidate has opportunities for frequent interactions with the FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The sponsor can request the FDA to designate the product candidate for Fast Track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate may receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a “regenerative medicine therapy.” A product candidate may be eligible for regenerative medicine therapy, or RMAT, designation if it meets the following criteria: (1) it is a regenerative medicine therapy; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that it has the potential to address unmet medical needs for such a disease or condition. A sponsor may request that the FDA designate a product candidate as an RMAT concurrently with or at any time after the submission of an IND. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. A product is eligible for priority review if it is designed to treat a serious or life threatening disease or condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, a product candidate may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies with due diligence to verify and describe the anticipated effect on IMM or other clinical benefit. The FDA may withdraw approval of a product or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of all advertising and promotional materials intended for dissemination or publication, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act also made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

Fast Track designation, Breakthrough Therapy designation, RMAT designation, and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that product candidate. Orphan Drug designation must be requested before submitting a BLA. After the FDA grants Orphan Drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has Orphan Drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalystorder – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Rare Pediatric Disease designation and priority review vouchers

Under the FDCA, as amended, the FDA incentivizes the development of product candidates that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product. A sponsor may request Rare Pediatric Disease designation from the FDA prior to the submission of its BLA. A Rare Pediatric Disease designation does not guarantee that a sponsor will receive a priority review voucher, or PRV, upon approval of its BLA. Moreover, a sponsor who chooses not to submit a Rare Pediatric Disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2024, with the potential for PRVs to be granted until September 30, 2026.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, certain BLAs and certain supplements to a BLA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for the submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Post-approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning or untitled letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and reference product exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biologics that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biologics, as well as the processes by which such products are manufactured, pose significant hurdles to the implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact and implementation of the BPCIA are subject to significant uncertainty.

Regulation of companion diagnostics

If an in vitro diagnostic, which is regulated by the FDA as a medical device, is essential to the safe and effective use of a therapeutic and is not available on the market, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. The sponsor of the diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g., if the drug has already been approved by FDA and is used consistent with its approved labeling), or both an IND and an IDE.

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval, or PMA, or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health. Once cleared or approved, the companion diagnostic must adhere to post-marketing requirements including the requirements of FDA’s quality system regulation, medical device reporting, recalls and corrections along with product marketing requirements and limitations. Companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured. After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the process.

De novo classification process

If a new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed. Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements.

Foreign regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Other healthcare laws and compliance requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, particularly once they have a commercialized product that is reimbursable by third-party payor programs. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, the civil False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar foreign, federal and state fraud and abuse, transparency and privacy laws.

•
The U.S. federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly, and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•
Civil and criminal false claims laws, and civil monetary penalty laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the civil False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.
•
HIPAA created additional federal civil and criminal liability for, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involve individually identifiable health information, known as business associates, relating to the privacy, security and transmission of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We may also be subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor, state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state and local laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws which require the reporting of information related to product pricing, state and local laws requiring the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval in the future. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor.

Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For example, the FDA recently approved a monoclonal antibody treatment for Alzheimer’s disease, aducanumab (Aduhelm), which is the first Alzheimer’s disease drug to be approved in nearly 20 years. On April 7, 2022, CMS released a national coverage determination for FDA-approved monoclonal antibodies directed against amyloid for the treatment of Alzheimer’s disease, including aducanumab (Aduhelm). Further, on January 6, 2023, CMS announced that this coverage determination also applies to lecanemab (Leqembi). Nevertheless, it is possible that CMS may not approve Medicare coverage and reimbursement for any of our product candidates for treatment of Alzheimer’s disease, once approved.

Furthermore, it is possible that one or more of our product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical or biologics, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third party not to cover a product could reduce physician usage and patient demand for the product. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

Outside the United States, ensuring adequate coverage and payment for any biological candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

The ACA, which was enacted in 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2032. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or the HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. It is currently unclear how these judicial challenges as well as other legislative, executive, and administrative actions, including how the IRA will be implemented, will impact the pharmaceutical industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and human capital resources

As of December 31, 2023, we had 58 full-time employees. Of our 58 full-time employees, 44 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. We believe our success depends on our ability to attract, retain, develop and motivate diverse highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team, and to provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We also rely on qualified managers and skilled employees, such as scientists, medical professionals, engineers and laboratory technicians, with technical expertise in operations, scientific knowledge, engineering skills and quality management experience in order to operate our business successfully.

Our compensation program is designed to retain, motivate and, as needed, attract highly qualified employees. Accordingly, we use a mix of competitive base salary, performance-based equity compensation awards and other employee benefits.

Corporate Information

In February 2017, we were formed as a Delaware limited liability company under the name LEXEO Therapeutics, LLC. In November 2020, we converted into a Delaware corporation and were renamed Lexeo Therapeutics, Inc. Our principal executive offices are located at 345 Park Avenue South, Floor 6, New York, New York 10010, and our telephone number is (212) 547-9879.

On November 7, 2023, we completed our initial public offering, or IPO, pursuant to which we issued and sold 9,090,910 shares of our common stock. Subsequently, we issued and sold 1,048,746 additional shares in connection with the partial exercise by the underwriters of their 30-day option to purchase additional shares of common stock at a public offering price of $11.00 per share. The total gross proceeds from the IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock were approximately $111.5 million and the total net proceeds were approximately $100.3 million, after deducting underwriting discounts and commissions and other offering expenses.

Available Information

Our website address is www.lexeotx.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.lexeotx.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Channels of Distribution

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and related notes, before deciding whether to purchase shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

•
we have incurred significant losses since our inception, and we expect to incur significant net losses for the foreseeable future and may not be able to achieve or sustain revenue or profitability in the future;
•
we have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale;
•
if we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy;
•
raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable to or experience significant delays in doing so, our business will be materially harmed;
•
we are developing novel gene therapy product candidates, which makes it difficult to predict the time, cost and potential success of product candidate development;
•
because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict with certainty the geographic areas in which we could obtain regulatory approval or the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop;
•
preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates;
•
the regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed;
•
success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials;
•
interim “top-line” and preliminary results from our clinical trials that we announce, publish or present from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•
our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates. We may also identify safety and efficacy concerns after the approval of a product candidate which can result in negative consequences to our business and results of operations;

•
some of the diseases we initially seek to treat have low prevalence and it may be difficult to identify and enroll patients with these diseases. If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented;
•
we may seek Orphan Drug designation or Rare Pediatric Disease designation for some of our product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with Orphan Drug designation, including the potential for market exclusivity, for product candidates for which we obtain Orphan Drug designation;
•
Fast Track, Breakthrough Therapy, or Regenerative Medicine Advanced Therapy designation that we may receive from the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates;
•
we have received Rare Pediatric Disease designation from the FDA for LX2006 for the treatment of FA and we may seek such designation for future product candidates. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher;
•
we and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The third-party manufacturing facilities on which we rely, and any manufacturing facility that we may have in the future, may have limited capacity or fail to meet the applicable stringent regulatory requirements;
•
gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business;
•
we depend on third-party suppliers for materials used in the manufacture of our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business;
•
even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success;
•
currently, we rely on our collaborations with Cornell University and UCSD to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of Cornell University or UCSD to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business;
•
we intend to continue to rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials;
•
if we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market; and
•
we are currently subject to a lawsuit claiming, among other things, that we misappropriated the confidential information and trade secrets of Rocket, and which seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. In the future, we may be subject to additional claims that we and our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks related to our financial position and capital needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the fiscal years ended December 31, 2023 and 2022, we incurred net losses of $66.4 million and $59.3 million, respectively, and we had an accumulated deficit of $181.8 million as of December 31, 2023. We have primarily financed our operations with approximately of $100.3 million of net proceeds raised in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $185.0 million and $3.9 million of net proceeds from sales of our convertible equity securities and a convertible SAFE Note, respectively. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•
work with our third party manufacturing partners to produce material in accordance with cGMP for clinical trials or potential commercial sales;
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

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage genetic medicine company with a limited operating history. We commenced substantive business operations in 2020, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital and entering into collaboration and license agreements for conducting preclinical and clinical research and development activities for our product candidates and gene therapy pipeline. To date, we have not yet demonstrated our ability to successfully complete internally sponsored clinical trials, complete pivotal clinical trials, manufacture a product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of December 31, 2023, we had cash and cash equivalents of $121.5 million. Following the $95.0 million of gross proceeds expected to be received upon the anticipated closing of our private placement equity financing in March 2024, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will require additional capital to achieve our business objectives. While the long-term economic impact of either the COVID-19 pandemic or the ongoing geopolitical conflicts in Ukraine and Israel is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs and may affect our operating budgets, specifically with respect to increased labor costs and associated difficulties in recruiting qualified personnel. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our ability to generate revenue from our product candidates, which we do not expect to occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our lead product candidates, or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under GLPs;
•
the availability or development of suitable animal disease models for nonclinical studies to enable us to proceed into clinical development or support the submission of a marketing application;
•
effective IND applications from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

•
successful enrollment and completion of clinical trials, including under cGCPs;
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

Our future success depends on the successful development of a novel therapeutic approach. To date, very few products that utilize gene transfer have been approved in the United States or Europe. There have been a limited number of clinical trials using AAVrh10. Although gene therapies have been studied in human clinical trials for over 30 years, only a limited number of AAV-based gene therapy products have been approved by the FDA.

We cannot be certain that our AAVrh10-based gene therapy product candidates will successfully complete clinical trials or that any future product candidates utilizing this or other vector constructs will successfully complete preclinical studies or clinical trials. We may not be successful in developing product candidates that avoid triggering toxicities or other side effects in preclinical studies or clinical trials. Our intravenous, intracisternal and intrathecal routes of administration may cause unforeseen side effects or present other challenges. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development, and regulatory approval of any product candidate, or that other gene therapy programs will not be considered better or more favorable. There can be no assurance that any development problems we experience in the future related to our current gene therapy product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible, and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict with certainty the geographic areas in which we could obtain regulatory approval or the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The novel nature of our capsids makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Within the broader genetic medicine field, very few gene therapy products have received marketing authorization from the FDA or the European Medicines Agency, or EMA. Even with respect to gene therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products have changed frequently and will likely continue to change in the future, including with respect to those responsible for regulation of existing gene therapy products. For example, in 2016, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload.

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic being pursued for a given disease under the regulatory framework administered by the FDA. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, including IRBs, can impede or delay the initiation of a clinical trial.

The same applies in the EU. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. This could mean that any gene therapy product candidate we may develop in the future could be required to comply with additional and/or more stringent gene therapy guidelines in the EU.

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

The regulatory review committees and advisory groups described above and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment product candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop future product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of any product candidates we identify and develop. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.

All of our product candidates are in preclinical or early clinical development, and the risk of failure is high. The preclinical studies, clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we may test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target disease. In particular, because our product candidates are subject to regulation as biologics, we will need to demonstrate that they are sufficiently safe and of sufficient purity and potency for use in their target diseases. Each product candidate must demonstrate an adequate risk-versus-benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive, can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be initiated on schedule, conducted as planned or completed on schedule, if at all. To date, we are sponsoring clinical trials of LX1001, LX2006 and LX2020, but we have not successfully completed any clinical trial that we have internally sponsored. Failure can occur at any time during the clinical trial process. Even if our ongoing and future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted diseases or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

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
•
failure to reach an agreement on acceptable terms with clinical trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•
inability to obtain IRB approval for each clinical trial site;
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
•
failure to initiate a sufficient number of clinical trial sites; or
•
delays in manufacturing sufficient quantities of a product candidate for use in clinical trials.

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
incur unplanned costs;
•
be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•
obtain marketing approval in some countries and not in others;
•
obtain marketing approval for diseases or patient populations that are not as broad as intended or desired;
•
obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or REMS;
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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for any of our product candidates, the FDA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited disease or patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In addition, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later larger-scale efficacy and safety trials will be successful, nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. In addition, the preclinical studies conducted by Stelios (an entity that we acquired in 2021) and UCSD for our product candidates LX2021 and LX2022 employed an AAV9-based formulation and studies using this vector may not be predictive of future testing we intend to conduct using an AAVrh10-based formulation or other potential capsid serotypes.

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

Additionally, some of our ongoing and planned clinical trials utilize, or may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Our APOE-associated Alzheimer’s disease product candidates are designed to be delivered via intracisternal administration. While the intracisternal method of administration has been available for some years, its use for gene therapies is new and no gene therapy is currently approved for this method of administration. Intracisternal administration may have greater risk and/or be perceived as having greater risk than more common methods of administration, such as intravenous injection. Other gene therapy product candidates in clinical development utilizing intracisternal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of our product candidates.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. The rare genetic diseases which some of our product candidates are designed to target have low incidence and prevalence and may be difficult to diagnose. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate. For example, we estimate that approximately 6,600 people in the United States have FA and that approximately 80% of these patients will develop the cardiac manifestation of FA, or FA cardiomyopathy, and accordingly it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. While the patient population for LX2020, our program targeting PKP2-ACM, is significantly larger than FA, we may face challenges in identifying and recruiting eligible patients to conduct our clinical trial given competing clinical trials. Even for more prevalent conditions such as Alzheimer’s disease, it may be difficult to recruit patients to clinical trials due to the number of approved products, difficulty identifying patients with the specific genotype we are studying, and the number of clinical trials being conducted in this indication.

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
•
the availability of competing commercially available therapies and other competing therapeutic product candidates’ clinical trials;
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

We have obtained from the FDA Orphan Drug designation for LX2006 for treatment of FA and for LX2020 for the treatment of PKP2-ACM. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. On January 24, 2023, the FDA announced its intention to apply its existing regulations and long-standing approach to grant orphan drug exclusivity based on the indications for which the drug is approved rather than granting the exclusivity for the entire rare disease or condition that was the subject of the orphan drug designation, in response to the U.S. Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in Catalyst Pharms., Inc. v. Becerra. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Fast Track, Breakthrough Therapy, or Regenerative Medicine Advanced Therapy designation that we may receive from FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

We may seek Fast Track, Breakthrough Therapy or RMAT designation from the FDA for some or all of our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with such designations. The FDA’s Fast Track, Breakthrough Therapy, and RMAT designation programs are intended to expedite the development of certain qualifying product candidates intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation.

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

We have received Fast Track designation for LX1001 for the treatment of patients with early Alzheimer’s disease who are APOE4 homozygous, to slow disease progression and have received Fast Track designation for LX2020 for the treatment of PKP2-ACM. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation alone does not guarantee qualification for the FDA’s priority review procedures.

We have received Rare Pediatric Disease designation from the FDA for LX2006 for the treatment of FA and we may seek such designation for future product candidates. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

We have received Rare Pediatric Disease designation from the FDA for LX2006 for the treatment of FA and LX1004 for the treatment of CLN2 disease and we may seek Rare Pediatric Disease designation for future product candidates. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our original marketing application for our product candidates for which we have received Rare Pediatric Disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
the rare pediatric disease that received such designation no longer meets the definition of a “rare pediatric disease”;
•
the marketing application contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in a marketing application
•
the marketing application is not deemed eligible for priority review
•
the marketing application does not rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population (that is, if the marketing application does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the marketing application is approved for a different adult indication than the rare pediatric disease for which our product candidates are designated.

Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a priority review voucher, or PRV, for an approved rare pediatric disease product application if the sponsor has Rare Pediatric Disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress. As such, if we do not obtain approval of a marketing application for LX2006 in patients with FA on or before September 30, 2026, and if the priority review voucher program is not extended by Congressional action, we may not receive a priority review voucher.

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

Where possible, we may pursue accelerated development strategies in areas of high medical need. We may seek an accelerated approval pathway for one or more of our therapeutic product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate that is designed to treat a serious or life-threatening condition, generally provides a meaningful therapeutic benefit over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on IMM that is reasonably likely to predict an effect on IMM or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new product over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. If such post-approval studies fail to confirm the product’s clinical benefit, the FDA may withdraw its approval of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific diseases. As such, currently we are primarily focused on the development of our current pipeline of product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates. For example, we are evaluating strategic alternatives to find the appropriate partner to advance our LX1004 program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific diseases may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to build a pipeline of additional product candidates.

Our business model is centered on developing product candidates targeting patient populations that place significant burden on society and are most amenable to our genetic medicine approach. We are targeting diseases that have seen limited penetration of precision medicine and where we believe there is significant opportunity for gene therapy to play a role as a key therapeutic option. We aim to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve our intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the initiation and completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of our future product candidates. Regulatory agencies, and in particular the FDA and EMA, have demonstrated increased caution in their regulation of gene therapies, including increased scrutiny related to chemistry, manufacturing and control, or CMC, issues. This increased regulatory scrutiny around gene therapy CMC may result in us being required to conduct additional preclinical studies or clinical trials with respect to any of our product candidates, which may result in delays and increased costs in the development or commercialization of our product candidates and ultimately could lead to the failure to obtain approval for any gene therapy product.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. In recent years, sponsors of other clinical trials involving gene therapies have announced imposition of clinical holds by the FDA to evaluate safety issues arising during the trials. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis. If any of our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy, and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In addition, for our regulated gene replacement therapy product candidates which require that the expression of a therapeutic transgene be tightly regulated, we may inadvertently cause overexpression, which could lead to numerous issues, including safety and toxicity concerns. Furthermore, one of our regulatory gene replacement therapy candidates, LX1020, requires the insertion of miRNA targets into the viral genome, which is a technology that to our knowledge is not present in any approved gene therapy products. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

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

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be accurate, and the methodology is forward-looking and potentially speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in this Annual Report on Form 10-K should be viewed in that context. Further, the data and statistical information used in this Annual Report, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of preclinical gene therapy programs in development at Solid Biosciences Inc. and Lacerta Therapeutics, Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a clinical stage product candidate, DT-216, and that Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023. In 2023 Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion and is currently commercializing Skyclarys.

With respect to LX2020, both Rocket and Tenaya Therapeutics Inc. are developing an AAV-based gene therapy candidate designed to deliver a functional PKP2 gene to patients with PKP2-ACM.

With respect to our portfolio of gene therapy programs for the treatment of homozygous APOE4-associated Alzheimer’s disease, we are aware that uniQure, N.V. is pursuing AMT-240, a preclinical gene therapy candidate for autosomal dominant Alzheimer’s disease intended to silence the APOE4 variant while expressing the a protective variant, and Novartis has a gene therapy candidate for Alzheimer’s disease that is in the early preclinical stages of development. Many large and small pharmaceutical companies and academic institutions are developing potential treatments for the condition given the significant unmet need and the large population suffering from Alzheimer’s disease. There are multiple FDA-approved treatments for Alzheimer’s disease, including donepezil (Aricept), memantine (Namenda), and in January of 2023, lecanemab was granted accelerated approval by the FDA for the treatment of Alzheimer’s disease based on the observed reduction of amyloid beta plaque and was granted full approval by the FDA in June 2023. In addition, Eli Lilly and Company’s product candidate for the treatment of Alzheimer’s disease, donanemab, has completed a Phase 3 clinical trial. Finally, we are aware that Voyager Therapeutics, Inc. is pursuing Alzheimer’s disease treatments and have early-stage discovery efforts ongoing based on vectorized antibodies.

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

•
obtain patent or other proprietary protection for our product candidates;
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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologics that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biologics.

There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologics is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing our product candidates, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

The success of our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients, commercial and government payors to pay for these procedures.

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including LX2006, LX1001 and LX2020, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. For more information, see the section titled “Business – Government Regulation – Coverage and Reimbursement.”

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Risks related to our dependence on third parties

Currently, we rely on our collaborations with Cornell University and UCSD to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of Cornell University or UCSD to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business.

Our collaboration with Cornell University is critical to our business and in May 2020, we entered into two separate license agreements with Cornell University for preclinical research and development collaborations and non-exclusive license rights to patents for certain products and technologies. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell University at the end of 2019. Pursuant to these license agreements, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. If Cornell University delays or fails to perform its obligations under the license agreements, disagrees with our interpretation of their terms, or terminates any of the license agreements, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

Our collaboration with UCSD is also highly important to our business, as we have licensed from UCSD intellectual property rights related to our LX2020, LX2021 and LX2022 programs under three separate license agreements, and we have entered into sponsored research agreements with UCSD for preclinical research and development for these programs. If UCSD delays or fails to perform its obligations under either of the sponsored research agreements, disagrees with our interpretation of the terms of the sponsored research agreement or our discovery plan or terminates any of our existing license agreements, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, within specified time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, or experience material protocol deviations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. If FDA or any regulatory authority determines that our clinical data are not reliable for any reason, or if we encounter any data integrity issues, FDA or other regulatory authorities may require us to exclude such data, which may cause the trial to be underpowered and fail to meet the trial endpoints. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

We in-license key intellectual property necessary for the development of each of our current product candidates. If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, resulting in the termination of such licenses, we could lose rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of each of our current product candidates. In particular, we in-license key patents and patent applications from Adverum related to LX2006, we in-license patent applications and know-how from Cornell University related to our LX1001, LX1020 and LX1021 product candidates, and we in-license patent applications and know-how from the Regents of the University of California, San Diego, related to our LX2020, LX2021 and LX2022 product candidates. Our license agreements impose diligence and milestone and royalty payment obligations on us, and also contain certain development requirements. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we will not be able to develop, manufacture or market any product using the intellectual property under any such terminated agreement and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

Certain of our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. In addition, the intellectual property rights licensed to us by our licensors, including certain intellectual property licensed by Cornell University, The Regents of the University of California, San Diego, and Adverum, at least in some respects, may be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our product candidates and technology could suffer. Although we have oversight rights, Cornell University and The Regents of the University of California, San Diego, generally control the prosecution, maintenance and enforcement of our in-licensed patents and patent applications. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If we or our licensors fail to maintain such patents or patent applications, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

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

Some of our future agreements with certain of our third-party research partners may provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner. If we determine that rights to such improvements owned solely by a third-party research partner or other third party with whom we collaborate are necessary to commercialize our therapeutic product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

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

We currently depend, and will continue to depend, on our license agreements, including the license agreements with Cornell University and Adverum related to LX2006, with Cornell University related to our LX1001, LX1020 and LX1021 product candidates, and with The Regents of the University of California, San Diego, related to LX2020, LX2021 and LX2022 product candidates. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

For certain of our in-licensed patent rights, such as patent rights in-licensed from Cornell University and Adverum, we may not have the right to file a lawsuit for infringement and may have to rely on a licensor to enforce these rights for us. If we are not able to directly assert our licensed patent rights against infringers or if a licensor does not vigorously prosecute any infringement claims on our behalf, we may have difficulty competing in certain markets where such potential infringers conduct their business, and our commercialization efforts may suffer as a result.

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

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors. For example, on October 12, 2023, Rocket filed a lawsuit against us and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of our analytical development team, both of whom were employed at Rocket before joining us in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that we used this information to advance our programs. The complaint seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. On December 7, 2023, we filed a motion to dismiss the complaint, and the motion is fully briefed and pending before the court. It is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made. For additional information regarding this litigation, see Item 3: Legal Proceedings.

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

We may have limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

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

Risks related to legal and regulatory compliance matters

Our current and future relationships with customers, healthcare providers, including physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

We are currently or will in the future be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. For more information, see the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.” Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us. It is possible that governmental authorities will conclude that our current or future business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

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

Any regulatory approvals that we receive for our product candidates or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the product. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For more information, see the below section titled “Business—Government Regulation—Healthcare Reform.”

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
•
potential noncompliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state and federal data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Among these regulations are: Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive commercial practices; new rules adopted by the SEC in July 2023, which require public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance; and HIPAA, as amended by HITECH, and the regulations promulgated thereunder. We may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, and depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In the European Economic Area, or EEA, and the United Kingdom, or UK, the collection, use, disclosure, transfer or other processing of personal data, including clinical trial data, of individuals is governed by the General Data Protection Regulation, or EU GDPR (with regards to the EEA) and UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide ranging in scope imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (£17.5 million for the UK) or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

In addition to these consumer privacy laws, the state of Washington recently enacted a comprehensive privacy bill, called the My Health My Data Act. Effective March 2024, this new law will impose strict requirements on the collection, use and processing of health related information that is not subject to HIPAA. Other states are considering bills with similar requirements. The Washington law and, if passed, the other state bills, will add additional complexity to our existing compliance obligations.

With the GDPR, CCPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We will continue to assess, develop, update, and adapt our practices, procedures, and policies in order to address existing and new requirements under applicable data privacy and protection laws and regulations. However, it is possible that both existing and new laws, regulations, and other obligations to which we are or may be subject, may be interpreted and applied in a manner that is inconsistent with our existing or future privacy and data protection practices. Any failure or perceived failure by us to comply with our obligations may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us and could result in significant liability, cause harm to our brand and reputation, and otherwise materially and adversely affect our reputation and business. We do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

We are subject to U.S. and certain foreign anti-corruption laws and regulations, export and import controls, sanctions and embargoes. We could face liability and other serious consequences for violations.

We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third- party collaborators from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, Eric Adler, M.D., our Chief Medical Officer and Head of Research, Sandi See Tai, M.D., our Chief Development Officer, as well as on the scientific expertise of our founder, Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Each of our executive officers may currently terminate their employment with us at any time and we do not have an employment contract with Dr. Crystal. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2023, we had 58 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The administrator of the 2023 Plan, which is our compensation committee, is authorized, subject to the consent of any award holder whose award is materially impaired by such action, to reduce the exercise price of a stock option or stock appreciation right; to cancel a stock option or stock appreciation right in exchange for a different award, cash or other consideration; or to take any other action that is treated as a repricing under generally accepted accounting principles, or each such action, a repricing.

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

Risks related to ownership of our common stock and our status as a public company

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The trading price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and:

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
•
unanticipated serious safety concerns related to the use of LX2006, LX1001 or LX2020 or any other product candidates;
•
changes in financial estimates by us or by any equity research analysts who might cover our stock;
•
conditions or trends in our industry;
•
changes in the market valuations of similar companies;
•
stock trading price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
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
•
unfavorable geopolitical and economic conditions; and
•
other events or factors, many of which are beyond our control.

The global economy, including credit and financial markets and the banking sector, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, bank failures, higher interest rates and uncertainty about economic stability. For example, the ongoing wars in Ukraine and Israel have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the trading price of our common stock, regardless of our actual operating performance.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the trading prices of these companies’ stock. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could harm our business.

A significant portion of our total outstanding shares are restricted from resale but may be sold into the market in the near future. This could cause the trading price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the trading price of our common stock. We had 26,646,378 shares of common stock outstanding as of December 31, 2023, of which approximately 61.9% are subject to a 180-day lock-up period that began on November 2, 2023 and expires on April 30, 2024, provided under lock-up agreements executed in connection with our IPO. All of these shares will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by or on behalf of the underwriters. We registered shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity compensation plans. Those shares can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the trading price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the trading price of our common stock. While we currently have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our executive officers, directors and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval and may prevent new investors from influencing significant corporate decisions.

Based on the number of shares of common stock outstanding as of December 31, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates beneficially hold, in the aggregate, shares representing approximately 48% of our outstanding common stock. As a result, if these stockholders choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our common stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Any of these actions could adversely affect the trading price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the last day of the fiscal year ending after the fifth anniversary of our IPO, or, if earlier, (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. As a result of these elections, the information that we provide in this Annual Report on Form 10-K may be different than the information investors may receive from other public companies in which they hold equity interests. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our trading price.

Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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
•
any action asserting a claim against us arising under the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•
any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our restated certificate or our amended and restated bylaws;
•
any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the state of Delaware; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the trading price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•
limit who may call stockholder meetings; and
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we fail to remediate our identified material weakness, or identify additional material weaknesses, in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

Our ability to utilize our net operating loss carryforwards and research tax credits to offset future taxable income may be subject to limitations.

As of December 31, 2023, we had approximately $70.2 million of U.S. federal net operating loss carryforwards, or NOLs, $139.3 million of U.S. state and local NOLs, and $7.1 million of federal tax credits. U.S. federal NOLs generated in taxable years beginning after December 31, 2017, do not expire and may be carried forward indefinitely, but the deductibility of such NOLs is limited to no more than 80% of current year taxable income. Our U.S. state and local NOLs begin to expire in 2040 and our federal research tax credits begin to expire in 2041.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. If we undergo an ownership change, and our ability to use our pre-change NOLs and other pre-change tax attributes (such as tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. U.S. state and local NOLs may be similar limited. In addition, at the U.S. state and local level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase U.S. state and local taxes owed.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. The IRA enacted a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for taxable years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes in U.S. federal tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for taxable years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed, or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, the CARES Act, or any future U.S. federal tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future U.S. tax expenses.

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

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other expenses that we did not incur as a private company, including the cost of director and officer liability insurance. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats. We periodically assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following these risk assessments, we evaluate how to reasonably address any identified gaps in existing safeguards and monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Chief Business and Legal Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, including our cybersecurity safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage specialized third parties in connection with our risk assessment processes. These third parties assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.

We also require key third-party service provider with access to our IT environment to certify on a contract-by-contract basis that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect our company.

We have not previously experienced any cybersecurity risk or cybersecurity incident which has been determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors” in this Annual Report on Form 10-K, including the risk factor entitled “Our business and operations would suffer in the event of system failures, cyberattacks or a deficiency in our or our CMOs’, CROs’, manufacturers’, contractors’, consultants’ or collaborators’ cybersecurity”.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our Executive Officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through our audit committee.

Our Chief Business and Legal Officer and our security governance steering committee, which includes our Controller, Vice President of HR, Vice President of Program Management and Manager of IT/IS, are primarily responsible for assessing and managing our risks from cybersecurity threats. Our Chief Business and Legal Officer has more than a decade of operational experience overseeing and advising on risk management in the highly regulated biopharmaceutical industry, and leads a wide range of business functions, including IT/IS. Our Manager of IT/IS has over 20 years of experience with IT, with an emphasis on cybersecurity over the past two years. They and other members of our security governance steering committee engage in training and education relating to cybersecurity risk.

Our Chief Business and Legal Officer and our security governance steering committee oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Business and Legal Officer and our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through their work overseeing, working with, and delegating daily operations to the IT/IS team, as well as their work developing and implementing information security policies, consistent with the IT/IS processes. These policies are reviewed at least annually with updates authorized and approved by the security governance steering committee.

Our Chief Business and Legal Officer and representatives from our security governance steering committee provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our Chief Business and Legal Officer and representatives from our security governance steering committee provide annual briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters is located at 345 Park Avenue South, 6th Floor, New York, NY 10010, where we lease a total of approximately 15,839 square feet of office and laboratory space used for our research and development activities, general and administrative activities and other activities. This lease agreement began in April 2022 and expires in July 2029 with an additional five-year option to extend at the then prevailing effective market rental rate.

We believe that our current facilities are sufficient to meet our current and near term needs and that suitable additional or substitute space will be available at commercially reasonable terms as and when needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On October 12, 2023, Rocket filed a lawsuit in the U.S. District Court for the Southern District of New York against Lexeo, Kenneth Law and Sonia Gutierrez claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of Lexeo’s analytical development team, both of whom were employed at Rocket before joining Lexeo in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that Lexeo used this information to advance its programs. The complaint seeks unspecified damages and asks the Court to enjoin Lexeo from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. On December 7, 2023, we filed a motion to dismiss the complaint, which is now fully briefed and pending before the court. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, we currently do not expect the final outcome will have a material adverse effect on our timelines for development of our product candidates. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “LXEO” since November 3, 2023. Prior to that date there was no public trading market for our common stock.

Holders

As of March 7, 2024, there were approximately 87 registered holders of record of our common stock. We believe a greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities other than previously disclosed by us in our Quarterly Report on Form 10-Q, as filed with the SEC on December 11, 2023.

Use of Proceeds

On November 2, 2023, our Registration Statement on Form S-1 (File No. 333-274777) was declared effective by the SEC for our IPO. At the closing of the IPO on November 7, 2023, we sold 9,090,910 shares of common stock, at a price of $11.00 per share and received net proceeds of $93.0 million after deducting underwriting discounts and commissions, or $89.6 million of net proceeds after deducting $3.4 million of other offering costs. On November 22, 2023, the underwriters partially exercised their 30-day option to purchase additional shares of common stock and 1,048,746 additional shares were issued at a price of $11.00 per share, and we received additional net proceeds of approximately $10.7 million after deducting underwriting discounts and commissions. The total aggregate net proceeds to us from the closing of the IPO and the subsequent partial exercise of the underwriters' 30-day option to purchase additional shares was $100.3 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors.

There has been no material change in the planned use of proceeds from that described in the final prospectus for the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Item 1A. Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

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

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of December 31, 2023, we had $121.5 million of cash and cash equivalents, and we had raised aggregate net proceeds of $100.3 million from our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $185.0 million and $3.9 million of net proceeds from sales of our convertible equity securities and a convertible SAFE Note, respectively.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the years ended December 31, 2022 and December 31, 2023 were $59.3 million and $66.4 million, respectively, and our accumulated deficit was $181.8 million at December 31, 2023. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned clinical trials as well as research and development of our Friedreich’s ataxia cardiomyopathy, or FA cardiomyopathy (LX2006), APOE-associated Alzheimer’s disease (LX1001), and arrhythmogenic cardiomyopathy caused by mutations in the PKP2 gene, or PKP2-ACM (LX2020) programs and other product candidates;
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

Summary of key factors impacting the comparability of our performance

Stelios acquisition

On July 16, 2021, we purchased all of the issued and outstanding capital stock of Stelios for initial cash consideration of $7.0 million, with payments of up to an additional $20.5 million due upon the achievement of the following milestones: clinical candidate selection for either the ACM or the TNNI3-associated programs; first patient dosed in a Phase 1 clinical trial for any product in our Cx43 program; first patient dosed in a Phase 1 clinical trial for any product in our ACM program; or first patient dosed in a Phase 1 clinical trial for any candidate in our TNNI3 program. In the third quarter of 2022, a development milestone associated with a clinical candidate selection was achieved resulting in a $2.0 million payment to the selling shareholders of Stelios.

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

See Note 13 to the audited consolidated financial statements appearing elsewhere in this Annual Report for more information on the Stelios acquisition.

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

See Note 5 to the audited consolidated financial statements appearing elsewhere in this Annual Report for more information on this lease.

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
•
expenses incurred under agreements with third parties, such as consultants, clinical investigators, contractors and CROs that assist with (i) identification of potential product candidates in discovery platforms and (ii) the preclinical and clinical studies of our product candidates;
•
the cost of developing and scaling our manufacturing process and manufacturing product candidates for use in our research, preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and CMOs;
•
costs to maintain compliance with FDA and other regulatory requirements;
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

Research and development activities are central to our business model and account for a significant portion of our operating expenses. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we further advance LX2006, LX2020, LX1001, and any other future product candidates that we may develop, into and through preclinical studies and clinical trials and pursue regulatory approvals. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future research, preclinical studies and clinical trials, regulatory developments and our assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether any of our current or future product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset our expenses.

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, accounting, business development, legal, human resources and administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, consulting, investor and public relations, accounting and audit services.

We expect that our general and administrative expenses will increase significantly in the near-to-medium term as we incur additional expenses associated with operating as a public company, including increased expenses for insurance premiums and audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, investor relations activities and other administrative and professional services. We also plan to increase our general and administrative headcount to support the continued research and development of our programs and the growth of our business.

Fair value adjustment to convertible SAFE Note

Fair value adjustment to convertible SAFE Note consists of gains (losses) on the estimated fair value of the convertible SAFE Note.

Other income (expense)

Other income (expense) includes net foreign exchange gains (losses).

Interest expense

Interest expense is primarily associated with our finance right of use asset equipment leases, as well as amortization of the discount to our convertible SAFE Note liability balance since August 2023.

Interest income

Interest income is primarily related to interest earned from our investment in a U.S. government money market fund, as well as interest earned on interest-bearing demand deposit cash accounts.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOL carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at December 31, 2023, and December 31, 2022. As of December 31, 2023 and December 31, 2022 we had no unrecognized tax benefits.

Results of operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenue
Grant revenue	$—	$654	$(654)
Total revenue	—	654	(654)
Operating expenses
Research and development	53,130	49,162	3,968
General and administrative	15,383	12,001	3,382
Total operating expenses	68,513	61,163	7,350
Operating loss	(68,513)	(60,509)	(8,004)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	(530)	—	(530)
Other income (expense), net	(13)	(2)	(11)
Interest expense	(205)	(91)	(114)
Interest income	2,867	1,325	1,542
Total other income and expense	2,119	1,232	887
Loss from operations before income taxes	(66,394)	(59,277)	(7,117)
Income taxes	—	—	—
Net loss and comprehensive loss	$(66,394)	$(59,277)	$(7,117)

Grant revenue

We did not record any grant revenue for the year ended December 31, 2023, and grant revenue was $0.7 million for the year ended December 31, 2022. The decrease in grant revenue was due to the wind-down of the underlying grants, which was completed in the third quarter of 2022.

Research and development expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Direct external research and development expenses by program:
LX2020	$14,192	$8,551	$5,641
LX1001	9,936	7,605	2,331
LX2006	7,537	7,591	(54)
LX1004	310	1,783	(1,473)
Other programs	2,214	5,226	(3,012)
Total direct external research and development expenses by program	34,189	30,756	3,433
Unallocated research and development expenses:
Employee compensation and stock-based compensation expenses	13,499	10,087	3,412
Professional fees	1,707	1,341	366
Lab-related costs and supplies	1,103	979	124
License fees	6	451	(445)
Other unallocated	2,626	5,548	(2,922)
Total unallocated research and development expenses	18,941	18,406	535
Total research and development expenses	$53,130	$49,162	$3,968

The net increase of $4.0 million in total research and development expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to increases in (i) clinical trial costs of $5.3 million, (ii) employee compensation and stock-based compensation expenses of $3.4 million due to increased headcount, and (iii) net milestone expense of $1.5 million that consisted of a $3.5 million milestone paid to Adverum in 2023 that was partially offset by a $2.0 million milestone payment made to the selling shareholders of Stelios during the year ended December 31, 2022. These increases were partially offset by decreases in (i) non-clinical and preclinical expenses of $5.4 million primarily related to our early stage cardiovascular and CNS disease programs, (ii) other unallocated expenses of $2.9 million, and (iii) CMC expenses of $0.9 million.

General and administrative expenses

General and administrative expenses were $15.4 million for the year ended December 31, 2023 compared to $12.0 million for the year ended December 31, 2022. The increase of $3.4 million was primarily due to increases in (i) $1.9 million of employee compensation and stock-based compensation expenses due to increased headcount, (ii) $1.7 million of third-party legal costs, and (iii) $0.3 million of rent expense as the operating lease for our New York headquarters commenced in April 2022, which were partially offset by a decrease of $0.4 million in third-party audit, accounting service provider, and professional service fees.

Interest income

We recognized interest income of $2.9 million and $1.3 million for the years ended December 31, 2023 and December 31, 2022, respectively, primarily related to interest earned on our investment in a U.S. government money market fund, with increased interest rates on such money market fund investment earned over those periods.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through December 31, 2023, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock, convertible SAFE Note, and shares of common stock sold in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock collectively totaling $289.1 million. As of December 31, 2023, we had cash and cash equivalents of $121.5 million.

Based on our current operating plans, we expect that our existing cash and cash equivalents and the gross proceeds of $95.0 million expected to be received upon the anticipated closing of our private placement equity financing in March 2024 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Item 1A. Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(59,496)	$(54,560)
Net cash used in investing activities	(165)	(901)
Net cash provided by financing activities	103,791	189
Net increase (decrease) in cash	$44,130	$(55,272)

Operating activities

During the year ended December 31, 2023, net cash used in operating activities consisted primarily of our net loss of $66.4 million, which was partially offset by (i) $3.0 million of stock-based compensation expense, (ii) $1.6 million of amortization of our right-of-use assets for our operating and finance leases, and (iii) $1.5 million of net cash provided by changes in operating assets and liabilities.

During the year ended December 31, 2022, net cash used in operating activities consisted primarily of our net loss of $59.3 million, which was partially offset by (i) $1.8 million of net cash provided by changes in operating assets and liabilities, (ii) $1.8 million of stock-based compensation expense, and (iii) $1.0 million of amortization of our right-of-use assets for our operating and finance leases.

Investing activities

During the years ended December 31, 2023 and 2022, net cash used in investing activities was $0.2 million and $0.9 million, respectively, and consisted of the purchase of lab equipment and internal use software.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities consisted primarily of the net proceeds received from the IPO of $100.3 million, as well as net proceeds received from the issuance of the convertible SAFE Note of $3.9 million, which were partially offset by $0.4 million of principal payments made on equipment finance leases.

During the year ended December 31, 2022, net cash provided by financing activities consisted primarily of proceeds received from the exercise of stock options of $0.3 million, which was partially offset by $0.2 million of principal payments made on equipment finance leases.

Our primary uses of cash are to fund our clinical trials, research and development activities related to our discovery programs and our preclinical and clinical product candidates, hiring personnel, raising capital and providing general and administrative support for these operations.

Funding requirements

We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we advance our lead product candidates and other development programs. Further, we incur costs associated with operating as a public company. Accordingly, we will require substantial additional funding to support our continuing operations.

The timing and amount of our future operating and capital requirements will largely depend on many factors, including:

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
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•
our need to implement additional internal systems and infrastructure.

We may be unable to raise additional funds or enter into potential collaborations, strategic partnerships or marketing, distribution, licensing or other similar agreements or arrangements on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our audited consolidated financial statements.

Research and development

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•
vendors in connection with discovery and preclinical development activities;
•
CROs in connection with preclinical studies and testing; and
•
CMOs in connection with the process development and scale up activities and the production of materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development, and manufacturing activities; invoicing to date under contracts; communication from the CROs, CMOs, and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses; however, we cannot guarantee that such adjustments will not be made in the future.

Determination of fair value of common stock

Given the lack of an active public market for our common stock and other equity instruments prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Our common stock valuations were prepared using either an option pricing method, or OPM, or a hybrid method of OPM and probability-weighted expected return method, or PWERM. Both the OPM and hybrid methods use market approaches to estimate our enterprise value. These third-party valuations were performed at various dates, which resulted in valuations of our common stock of $14.62 as of December 17, 2021, $15.15 as of February 15, 2022, $17.59 as of February 14, 2023, and $11.02 as of June 23, 2023. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•
the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•
the progress of our research and development programs, including the status and results of preclinical studies for our product candidates;
•
our stage of development and our business strategy;
•
external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•
the lack of an active public market for our common stock and our preferred stock;
•
significant changes to the key assumptions underlying the factors used could have resulted in different fair values of common stock at each valuation date; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions; and
•
the analysis of IPOs and the market performance of similar companies in the therapeutics industry.

Following the closing of our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock on the date of grant.

Stock option awards

We recognize share-based compensation expense related to stock option awards granted based on the estimated fair value of the awards on the date of grant using a Black-Scholes option pricing model. The grant date fair value of the share-based awards is recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards. Share-based payments to non-employees issued in exchange for services are based upon the fair value of the equity instruments issued. Compensation expense for stock options issued to non-employees is calculated using the Black-Scholes option pricing model and is recorded over the requisite service performance period.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which are used to determine the fair value stock option awards granted. These assumptions include:

Expected Term. The expected term represents the period that our stock option awards granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility. Because we did not have any trading history for our shares of common stock prior to the IPO, the expected volatility for stock options granted prior to the IPO was estimated entirely using averages of the historical volatility of our peer group of companies, and the expected stock price volatility was primarily based on the historical volatility of a publicly traded set of peer companies for stock options granted since the IPO, each for a period equal to the expected life of the stock options granted, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. Our peer group of publicly traded companies was chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of stock options granted.

Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our shares of common stock. Therefore, the expected dividend yield was assumed to be zero.

Fair Value of Common Stock. Since our IPO, the fair value of shares of our common stock is measured by the stock price on the date of grant.

The following table summarizes option activity for the year ended December 31, 2023:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Options	Per Share Fair Value of Common Stock on Grant Date	Per Share Estimated Fair Value of Options
March 14, 2023	464,613	$17.59	$17.59	$13.06
July 24, 2023	146,234	$11.02	$11.02	$7.08
August 22, 2023	459,800	$11.02	$11.02	$8.27
September 17, 2023	63,665	$11.02	$11.02	$8.22
November 30, 2023	93,642	$12.72	$12.72	$9.43

Emerging growth company status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Exchange Act, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Qualitative and quantitative disclosures about market risk

Interest rate risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 7A. Reserved

Item 8. Financial Statements and Supplementary Data.

LEXEO THERAPEUTICS, INC.

KPMG LLP
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lexeo Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lexeo Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

New York, New York

March 11, 2024

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with

KPMG International Limited, a private English company limited by guarantee.

Lexeo Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$121,466	$77,335
Prepaid expenses	2,825	2,342
Other current assets	3	371
Total current assets	124,294	80,048
Restricted cash	3,252	3,253
Property and equipment, net	1,056	998
Lease right-of-use assets - finance, net	1,763	2,069
Lease right-of-use assets - operating	9,442	10,708
Total assets	$139,807	$97,076

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,794	$2,678
Taxes payable	157	506
Accrued expenses and other current liabilities	7,873	6,420
Accrued bonuses	2,810	1,911
Current portion of lease liabilities - finance	518	547
Current portion of lease liabilities - operating	2,087	2,287
Total current liabilities	17,239	14,349
Non-current liabilities
Non-current portion of lease liabilities - finance	1,247	1,648
Non-current portion of lease liabilities - operating	7,786	9,000
Total liabilities	26,272	24,997

Commitments and contingencies (Note 12)
Series A convertible preferred stock, no par value; no shares authorized, issued, and outstanding as of December 31, 2023; $0.0001 par value; 85,495,722 shares authorized, issued, and outstanding as of December 31, 2022; aggregate liquidation value of $85,496 as of December 31, 2022	—	85,268
Series B convertible preferred stock, no par value; no shares authorized, issued, and outstanding as of December 31, 2023; $0.0001 par value; 58,157,824 shares authorized as of December 31, 2022; 58,157,823 shares issued and outstanding as of December 31, 2022; aggregate liquidation value of $100,060 as of December 31, 2022	—	99,765
Stockholders' equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized as of December 31, 2023; 26,668,485 shares issued and 26,646,378 shares outstanding as of December 31, 2023; 18,125,051 shares authorized as of December 31, 2022; 1,648,734 shares issued and 1,607,185 shares outstanding as of December 31, 2022	3	—
Additional paid-in capital	295,372	2,492
Accumulated deficit	(181,840)	(115,446)
Total stockholders' equity (deficit)	113,535	(112,954)
Total liabilities, preferred stock and stockholders' equity (deficit)	$139,807	$97,076

The accompanying notes are an integral part of these consolidated financial statements.

Lexeo Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue
Grant revenue	$—	$654
Total revenue	—	654
Operating expenses
Research and development	53,130	49,162
General and administrative	15,383	12,001
Total operating expenses	68,513	61,163
Operating loss	(68,513)	(60,509)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	(530)	—
Other income (expense), net	(13)	(2)
Interest expense	(205)	(91)
Interest income	2,867	1,325
Total other income and expense	2,119	1,232
Loss from operations before income taxes	(66,394)	(59,277)
Income taxes	—	—
Net loss and comprehensive loss	$(66,394)	$(59,277)
Net loss per common share, basic and diluted	$(12.40)	$(36.36)
Weighted average number of shares outstanding used in computation of net loss per common share, basic and diluted	5,354,368	1,630,348

The accompanying notes are an integral part of these consolidated financial statements.

Lexeo Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	143,653,545	$185,013	1,580,651	$—	$567	$(56,169)	$(55,602)
Proceeds from issuance of series A convertible preferred stock	—	20	—	—	—	—	—
Exercise of stock options	—	—	68,083	—	332	—	332
Proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities, net of amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	—	—	(41,549)	—	(188)	—	(188)
Stock-based compensation expense	—	—	—	—	1,781	—	1,781
Net loss	—	—	—	—	—	(59,277)	(59,277)
Balances at December 31, 2022	143,653,545	$185,033	1,607,185	$—	$2,492	$(115,446)	$(112,954)
Exercise of stock options	—	—	11,916	—	51	—	51
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	—	—	19,442	—	87	—	87
Conversion of SAFE Note into common stock in connection with initial public offering, net of issuance costs of $113	—	—	411,815	—	4,417	—	4,417
Issuance of common stock upon initial public offering and subsequent partial exercise of underwriters' option to purchase additional shares, net of underwriting discounts, commissions and offering costs of $11,285	—	—	10,139,656	1	100,250	—	100,251
Conversion of convertible preferred stock into common stock in connection with initial public offering, net of issuance costs of $519	(143,653,545)	(185,033)	14,456,364	2	185,032	—	185,034
Stock-based compensation expense	—	—	—	—	3,043	—	3,043
Net loss	—	—	—	—	—	(66,394)	(66,394)
Balances at December 31, 2023	—	—	26,646,378	$3	$295,372	$(181,840)	$113,535

The accompanying notes are an integral part of these consolidated financial statements.

Lexeo Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(66,394)	$(59,277)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Reduction in the carrying amount of ROU assets, operating	1,266	877
Reduction in the carrying amount of ROU assets, finance	306	148
Stock based compensation expense	3,043	1,781
Depreciation and amortization expense	271	120
Change in fair value of convertible SAFE Note liability	530	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	990	(1,889)
Security deposits	—	2
Accounts payable	(180)	(426)
Change in deferred income	—	(46)
Accrued expenses and other current liabilities	2,440	4,476
Taxes payable	(349)	(22)
Lease liability, operating	(1,414)	(298)
Lease liabilities, finance	(5)	(6)
Net cash used in operating activities	(59,496)	(54,560)
Cash flows from investing activities:
Purchase of internal use software	(50)	(229)
Purchase of property and equipment	(115)	(672)
Net cash used in investing activities	(165)	(901)
Cash flows from financing activities:
Proceeds from issuance of series A convertible preferred stock	—	20
Proceeds from exercise of stock options	51	332
Payments on finance leases	(425)	(163)
Payments of issuance costs on convertible SAFE Note	(86)	—
Proceeds from issuance of convertible SAFE Note	4,000	—
Proceeds from issuance of common stock upon initial public offering, net of underwriters discounts, commissions and other offering costs	100,251	—
Net cash provided by financing activities	103,791	189
Net change in cash, cash equivalents and restricted cash	44,130	(55,272)
Total cash, cash equivalents and restricted cash at beginning of period	80,588	135,860
Total cash, cash equivalents and restricted cash at end of period	$124,718	$80,588
Cash and cash equivalents at beginning of period	77,335	135,860
Restricted cash included in long-term assets at beginning of period	3,253	—
Total cash, cash equivalents and restricted cash at beginning of period	$80,588	$135,860
Cash and cash equivalents at end of period	121,466	77,335
Restricted cash included in long-term assets at end of period	3,252	3,253
Total cash, cash equivalents and restricted cash at end of period	$124,718	$80,588
Supplemental disclosures of cash flow information
Interest paid	$176	$77
Income taxes paid	—	—
Supplemental disclosure of non-cash activities
Deferred financing costs included in accounts payable and accrued expenses	$1,105	$—
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$50	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$141	$43
Operating lease right-of-use assets and operating lease liabilities recognized	$—	$11,585
Finance lease right-of use assets and finance lease liabilities recognized	$—	$2,364
Conversion of convertible preferred stock into common stock in connection with initial public offering, net of issuance costs	$185,032	$—
Conversion of SAFE Note into common stock in connection with initial public offering, net of issuance costs	$4,417	$—
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, (net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities)	$87	$(188)

The accompanying notes are an integral part of these consolidated financial statements.

Lexeo Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Table amounts in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Description of Business—Lexeo Therapeutics, Inc. (the “Company”), together with its consolidated subsidiary, Stelios Therapeutics Inc. ("Stelios"), until such subsidiary was merged into the Company on December 15, 2022 and ceased to exist, is a clinical stage genetic medicine company with a focus on hereditary and acquired diseases of high unmet need. The Company’s investigational therapies have the potential to offer gene therapy-based treatments to address many diseases that have eluded today’s existing drug delivery platforms. The Company utilizes adeno-associated viruses (“AAV”) that have been engineered to transfer genes to patients. The Company’s therapeutic investigational treatments include gene therapies primarily in the early clinical and late pre-clinical stages of research and development.

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

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accounts of the wholly owned subsidiary are included in these consolidated financial statements and accompanying notes, and the Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

A 10.594230-for-1 reverse share split of the Company’s series A convertible preferred stock, series B convertible preferred stock, common stock, and options to purchase common stock under the Company’s 2021 Equity Incentive Plan, as well as corresponding adjustments in the respective conversion prices of the series A convertible preferred stock and series B convertible preferred stock, was effected on October 13, 2023 as approved by the Company’s board of directors (the "Board of Directors") and its shareholders (the “Stock Split”). The Stock Split reduced the number of shares of the Company’s authorized, issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2021 Equity Incentive Plan, on a 10.594230-for-1 basis. As such, all references to series A convertible preferred stock and series B convertible preferred stock conversion ratios, conversion share and per share amounts, and post- conversion share and per share amounts, as well as common stock option, option per common share, common share and common per share amounts, in these consolidated financial statements and accompanying notes have been retroactively restated to reflect the Stock Split and the Stock Split’s effect on the respective series A convertible preferred stock and series B convertible preferred stock conversion ratios for each series of convertible preferred stock. The Stock Split did not affect the par values per share.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $66.4 million and $59.3 million during the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company had cash and cash equivalents of $121.5 million and an accumulated deficit of $181.8 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its planned initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares (see Note 8), as well $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "SAFE Note") in August 2023 (see Note 6). Management estimates that the Company's current cash and cash equivalents balance is sufficient to fund its operations for at least 12 months from the issuance date of these consolidated financial statements.

If the Company is unable to obtain additional funding before achieving sufficient profitability and positive cash flows from operations, if ever, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the accruals of research and development costs, including accruals of research contract costs, and assumptions used to estimate the fair value of the Company’s stock option awards and, prior to its IPO, to determine the fair value of its common stock. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at carrying values, which approximated their fair values and are based on quoted prices in active markets for identical securities. At December 31, 2023 and December 31, 2022, the Company’s cash equivalents were held in a money market fund. As of December 31, 2023 and 2022, cash consists of cash on deposit with U.S. banks denominated in U.S. dollars, and restricted cash consists of cash on deposit with U.S. banks denominated in U.S. dollars for which its use is restricted and is classified as non-current in the Company’s consolidated balance sheet according to the timing of maturity, and is associated with collateral for letters of credit issued in connection with its operating lease right-of-use and finance lease right-of-use assets and corresponding lease liabilities. Cash is stated at its historical carrying amount, which approximates fair value due to its short-term nature. Restricted cash is stated at its historical carrying amount, which approximates fair value. The Company regularly maintains cash and cash equivalents and restricted cash balances with financial institutions that exceed Federal Deposit Insurance Corporation insurance limits.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During (i) the year ended December 31, 2023, potential common shares related to the conversion of the convertible SAFE Note, which converted into 411,815 common shares in connection with the Company’s IPO on November 2, 2023 (see Note 6), (ii) the years ended December 31, 2023 and December 31, 2022, 8,070,027 potential common shares related to the conversion of series A convertible preferred stock and 5,489,573 potential common shares related to the conversion of series B convertible preferred stock, which converted into 8,070,027 common shares and 6,386,337 common shares, respectively, in connection with the Company’s IPO on November 7, 2023 (see Note 7), and (iii) the years ended December 31, 2023 and December 31, 2022, 2,415,740 and 1,916,194 potential common shares, respectively, related to the exercise of outstanding stock options (see Note 9), were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Deferred Offering Costs—The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional capital generated as a result of the offering. Should the equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. The Company had no deferred offering costs recorded as of December 31, 2023 or December 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts. The Company does not have any accounts receivable but in certain cases had a grant receivable balance. For the Company to be in a receivable position related to grants, the cumulative total spend on grants must exceed the cumulative cash receipts if there remains additional award money to be collected.

Classification of Convertible Preferred Stock—Until the closing of the Company's IPO on November 7, 2023, the holders of the series A and series B convertible preferred stock had certain liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and could have called for the redemption of the then outstanding series A convertible preferred stock. Therefore, the series A and series B convertible preferred stock were classified outside of the stockholders’ equity (deficit) on the Company’s consolidated balance sheets. The carrying value of the convertible preferred stock was not subsequently remeasured to the redemption value until the contingent redemption events were considered to be probable of occurring.

Grant Revenue—Grants received are recognized as grant revenue in the statements of operations as and when they are earned for the specific research and development projects for which these grants are designated. Grant payments received in excess of grant revenue earned are recognized as deferred grant revenue on the Company's consolidated balance sheet and grant revenue earned in excess of grant payments received is recognized as grant receivable on the Company's consolidated balance sheet.

Research and Development—Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research, and develop drug candidates, including personnel expenses, allocated facility-related and depreciation expenses, and third-party license fees. Costs incurred to obtain technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.

General and Administrative—General and administrative expenses consist primarily of the cost of employees to engage in corporate functions, such as finance and accounting, information technology, human resources, and legal and executive management. General and administrative expenses also include rent occupancy costs, office expenses, depreciation and amortization, other general overhead costs, insurance premiums, professional service fees, and costs related to regulatory and litigation matters.

Stock Based Compensation Expense—The Company accounts for stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the accompanying statement of operations based on the function to which the related services are provided. As the Company is permitted to repurchase shares legally issued for unvested stock options exercised at their exercise price, (i) cash received for unvested stock options exercised is recorded as a deposit liability as a reclassification from additional paid-in capital in the Company’s consolidated balance sheet, which is relieved to additional paid-in capital as such awards vest, (ii) stock based compensation expense is recognized over the requisite service period for each such award, and (iii) the amount and number of shares of common stock outstanding in the Company’s consolidated balance sheet and consolidated statement of convertible preferred stock and stockholders’ equity (deficit) are reduced until such awards vest. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The Company recognizes the cumulative effect of changes in the probability outcomes in the period in which the changes occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has historically been a private company and lacks company-specific historical and implied volatility information for stock options granted prior to the Company's IPO. Therefore, the Company estimated its expected stock volatility entirely based on the historical volatility of a publicly traded set of peer companies for stock options granted prior to its IPO, and estimates its expected stock price volatility primarily based on the historical volatility of a publicly traded set of peer companies for stock options granted since its IPO, each for a period equal to the expected life of the stock options granted, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero as the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes—Prior to November 20, 2020, the Company was an LLC entity and elected to be treated under the Partnership provisions of the Internal Revenue Code. Accordingly, the LLC entity was not viewed as a tax-paying entity in any jurisdiction and all income and deductions of the LLC entity flowed through to the individual members and therefore no income taxes were recorded by the Company. On November 20, 2020, the Company converted to a C Corporation.

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. Under the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize, and subsequently amortize, research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S commencing in 2022. The capitalization of research and development expenses during the year resulted in a decrease to our operating loss generation during the years ended December 31, 2023 and December 31, 2022 as compared to prior periods (see Note 11). As of December 31, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.

The Company records interest and penalties related to uncertain tax positions in the provision for income taxes.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value are as follows:

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

Segment Information—The Company manages its operations as a single segment for the purposes of assessing performance and allocating resources. The Company is focused on preclinical and clinical stage gene therapies, and specifically on hereditary and acquired diseases of high unmet need. The Company’s chief operating decision maker ("CODM") reviews the Company’s financial information on an aggregated basis for purposes of assessing performance and allocating resources. All assets are held in the United States. The Company has not earned any product revenue through December 31, 2023.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recognized using the straight-line method over the estimated useful life of each asset. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, unused capacity, market value declines, and technology obsolescence. Recorded values of asset groups of equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do no improve or extend the life of the respective assets are charged to expense in the period incurred. See Note 5 for information regarding the Company’s capitalized operating and finance lease right-of-use assets.

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2023, and December 31, 2022 (years not stated in thousands):

	Useful Life	December 31, 2023	December 31, 2022
Internal use software	3 years	$296	$245
Furniture and fixtures	5 years	380	375
Lab equipment	7 years	514	279
Leasehold improvements	7 years	247	232
Total property and equipment		1,437	1,131
Less: accumulated depreciation and amortization		(381)	(133)
Total property and equipment, net		$1,056	$998

Leases—In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to recognize leases with terms of 12 months or less.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the implicit rate is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the operating lease commencement date. Operating lease right-of-use assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease right-of-use assets and lease liabilities are recognized upon receipt of the assets based on their fair values, and are amortized to depreciation expense using the straight-line method over the estimated useful lives of the related assets. Finance lease liability payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease, according to the interest rates implicit in the leases.

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Recent Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). ASU No. 2023-09 requires disaggregation of the effective tax rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. ASU No. 2023-09 will be effective for the Company starting in annual periods in 2025, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). ASU No. 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU No. 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is effective for the Company starting in annual periods in 2024 and interim periods in 2025, with early adoption permitted and retrospective application required to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements but does not expect it to have a material impact.

3. Fair Value Measurements

The Company’s cash equivalents consist of investments in a U.S. government money market fund stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. Cash is stated at carrying value, which approximates fair value due to its short-term nature. The carrying values of the Company’s prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s convertible SAFE Note, gross of unamortized discount, was estimated using a probability-weighted present value model, which involved the use of significant unobservable inputs (see Note 6). There have been no transfers between fair value levels during the years ended December 31, 2023 and December 31, 2022.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$102,484	$—	$—	$102,484
	$102,484	$—	$—	$102,484

	As of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$74,802	$—	$—	$74,802
	$74,802	$—	$—	$74,802

The following table sets forth a roll forward of changes in the fair value of financial liabilities, gross of unamortized discount, classified as Level 3 in the fair value hierarchy:

Convertible SAFE Note, gross
Beginning balance at December 31, 2022	$—
Convertible SAFE Note issuance at August 24, 2023	4,000
Change in estimated fair value since issuance	530
Conversion of SAFE Note into common stock in connection with initial public offering	(4,530)
Ending balance at December 31, 2023	$—

The valuation models used to estimate the fair value of the Company’s convertible SAFE Note considered the estimated probabilities of each of qualified equity financing, public offering, and change of control events, together with corresponding estimated periods of time from each valuation date until the achievements of each such event. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The ranges of the significant unobservable inputs used in the valuation model to estimate the fair value of the Company’s convertible SAFE Note that was categorized within Level 3 of the fair value hierarchy as of August 24, 2023 (issuance) until November 2, 2023 (settlement) were as follows (not stated in thousands):

Probability of meeting qualified equity financing event	10.0% - 20.0%
Probability of meeting public offering event	75.0% - 85.0%
Probability of meeting change in control event	5%
Time until qualified equity financing event (in years)	0.17 - 0.27
Time until public offering event (in years)	0.08 - 0.19
Time until change in control event (in years)	0.50 - 0.60

In connection with the closing of the Company’s IPO on November 7, 2023, the underwriters of the IPO were granted an option for a period of 30 days to purchase up to 1,363,636 additional shares from the Company at the public offering price of $11.00 per share less the underwriting discount, of which 1,048,746 shares were exercised (see Note 8). The total grant date fair value of this option of approximately $1.2 million, or $0.85 per share, was recorded as an offset to additional paid-in capital and was estimated using a Black-Scholes model incorporating the following assumptions (not stated in thousands):

Stock price	$11.00
Exercise price	$11.00
Weighted average risk-free interest rate	5.53%
Expected term (in years)	0.08
Expected volatility	65.88%
Expected dividend yield	0.00%

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued research and development expenses	$6,384	$4,755
Accrued payroll expenses	242	796
Accrued professional fees	1,078	629
Other current liabilities	169	240
Total accrued expenses and other current liabilities	$7,873	$6,420

5. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC 842. In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s consolidated balance sheets as of December 31, 2023, and December 31, 2022. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of December 31, 2023 and December 31, 2022 were 5.6 years and 6.6 years, respectively. The components of this operating lease were as follows:

	Year Ended
	December 31,
	2023	2022
Operating lease expense	$2,147	$1,610
Variable lease expense	355	185
Total operating lease expense	$2,502	$1,795
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$2,294	$1,032

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of December 31, 2023:

Year ended December 31	Operating Leases
2024	$2,112
2025	2,152
2026	2,206
2027	2,261
2028	2,318
Thereafter	1,372
Total lease payments	12,421
Less: present value adjustment	(2,548)
Total operating lease liabilities	$9,873
Included in the consolidated balance sheet:
Current portion of lease liabilities - operating	2,087
Non-current portion of lease liabilities - operating	7,786
Total operating lease liabilities	$9,873

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s consolidated balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s consolidated balance sheet as of December 31, 2023. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at December 31, 2023 were $2.2 million, $0.5 million and $1.7 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these consolidated financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from $4,000 to $18,000. The total aggregate monthly installment payment amount was $49,000 for equipment finance lease agreements executed through the issuance date of these consolidated financial statements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 30, 2023 were 3.7 years, 5.7 years, and 8.59%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2022 were 4.6 years, 6.6 years, and 8.66%, respectively. The components of the equipment finance leases were as follows:

	Year Ended
	December 31,
	2023	2022
Reduction in the carrying amount of ROU assets, finance	$306	$148
Interest on finance lease liabilities	176	77
Total finance lease expense	$482	$225
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$425	$163

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at December 31, 2023:

Year ended December 31	Equipment Finance Leases
2024	$531
2025	579
2026	579
2027	357
2028	11
Thereafter	-
Total lease payments	2,057
Less: imputed interest	(292)
Total finance lease liabilities	$1,765
Included in the consolidated balance sheet:
Current portion of lease liabilities - finance	518
Non-current portion of lease liabilities - finance	1,247
Total finance lease liabilities	$1,765

6. Convertible SAFE Note

On August 24, 2023, the Company entered into a convertible SAFE Note with Sarepta Therapeutics, Inc. (the “Investor”) in a principal amount of $4.0 million bearing simple interest at an annual rate of 10% to be repaid (the “Cash-Out Amount”) after one year in the absence of the occurrence of certain settlement events, including upon a qualified preferred stock equity financing, a public offering or a Special Purpose Acquisition Company (“SPAC”) transaction, a change of control, or dissolution. The convertible SAFE Note was accounted for as a liability in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, which was initially and subsequently measured at fair value with changes in fair value recognized in earnings (see Note 3). Upon a qualified equity financing event, the convertible SAFE Note would have automatically converted into a number of shares of corresponding preferred stock based on a certain discount to the price of such preferred stock issued to the other investors applied to the then-current Cash-Out Amount. Upon the effective date of an IPO or a direct listing, or immediately prior to the closing of a SPAC transaction, the convertible SAFE Note would have automatically converted, and did automatically convert upon the effectiveness of the Company's IPO registration statement on November 2, 2023, into a number of shares of common stock based on a certain discount to the public offering price of such common stock applied to the then-current Cash-Out Amount (see Note 8). Upon a change of control, the Investor would have been entitled to receive the greater of (i) an amount equal to a certain premium applied to the then-current Cash-Out Amount, or (ii) the amount that would have been payable on the number of shares of the senior-most series of the Company’s preferred stock after applying a certain discount to the original issue price of such senior-most preferred stock together with a certain premium applied to the then-current Cash-Out Amount (the greater of (i) and (ii), the “Conversion Amount”). Upon the one-year maturity of the convertible SAFE Note, or upon dissolution of the Company, the Investor was to be paid an amount equal to the Cash-Out Amount. Upon the event of a change of control or dissolution, the Investor’s right to receive its Cash-Out Amount or its Conversion Amount would have been junior to payment of outstanding indebtedness and creditor claims, on par with payments for the Company’s most senior series of preferred stock or other SAFE note holders, if any, and senior to payments for the Company’s common stock and any other series or class of stock. The convertible SAFE Note did not maintain any voting rights.

In connection with the convertible SAFE Note, the Company incurred issuance costs of $0.1 million that were recorded as a discount to the liability balance and amortized to interest expense over the term of the convertible SAFE Note. As of November 2, 2023, the estimated fair value of the convertible SAFE Note, gross of unamortized discount, increased by $0.5 million to $4.5 million (see Note 3), and the corresponding carrying value was $4.4 million, net of unamortized discount, which automatically converted into 411,815 shares of the Company’s common stock upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023 (see Note 8).

7. Convertible Preferred Stock

As of December 31, 2022 and until the closing of the Company's IPO on November 7, 2023, the Company’s certificate of incorporation authorized the Company to issue 143,653,546 shares of series A and series B convertible preferred stock each with a par value of $0.0001 per share. Upon the closing of the Company's IPO on November 7, 2023, all 85,495,722 outstanding shares of the Company’s series A convertible preferred stock and all 58,157,823 outstanding shares of the Company’s series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of series B convertible preferred stock antidilution provisions (see Note 8).

As of December 31, 2022 and until the closing of the Company's IPO on November 7, 2023, convertible preferred stock consisted of the following:

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

As of December 31, 2022 and until the closing of the Company's IPO on November 7, 2023, the rights and privileges of the holders of the convertible preferred stock were as follows:

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

Conversion—Upon either (a) the closing of the sale of shares of common stock to the public at a price of at least $22.784057 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $75,000,000 of gross proceeds to the Company and in connection with the offering of the common stock listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the Company’s Board of Directors, including the approval of at least two (2) preferred directors (a “Qualified IPO”), which occurred on November 7, 2023, or (b) the date and time, or the occurrence of an event specified by vote or written consent of the Noteholders, then (i) all outstanding shares of convertible preferred stock were to automatically be converted into shares of common stock, at the then effective conversion rate.

8. Capital Stock

As of December 31, 2023, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of December 31, 2023, 26,668,485 shares of the Company's common stock authorized were issued, including 22,107 shares that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. Until the closing of the Company’s IPO on November 7, 2023, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth in Note 7. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors, and were subject to the preferential dividend rights of the convertible preferred stock until the closing of the Company’s IPO. No cash dividends have been declared or paid by the Company.

Upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023, the Company's convertible SAFE Note automatically converted into 411,815 shares of common stock (see Note 6). Upon the closing of the Company's IPO on November 7, 2023, the Company issued and sold 9,090,910 shares of its common stock, and subsequently, the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued (see Note 3). The net proceeds to the Company from the IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100.3 million based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and offering expenses totaling $11.3 million. Also upon the closing of the Company's IPO on November 7, 2023, all 85,495,722 outstanding shares of the Company’s series A convertible preferred stock and all 58,157,823 outstanding shares of the Company’s series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of series B convertible preferred stock antidilution provisions (see Note 7).

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, future issuance of stock-based awards, and conversion of outstanding shares of convertible preferred stock:

	December 31, 2023	December 31, 2022
Shares of series A convertible preferred stock	-	8,070,027
Shares of series B convertible preferred stock	-	5,489,573
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	2,415,740	1,916,194
Shares available for issuance under the 2021 Plan and 2023 Plan	2,293,816	1,000,519
Shares available for issuance under the 2023 ESPP	238,600	-
Total shares of common stock reserved for future issuance	4,948,156	16,476,313

On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement. The Company anticipates the gross proceeds from the private placement to be approximately $95.0 million, before deducting any offering related expenses. The private placement financing is expected to close on March 13, 2024, subject to customary closing conditions (see Note 14).

9. Stock-based Compensation

In February 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) for the issuance of stock options to the Company’s key directors, officers, employees and consultants, as a means to secure the benefits arising from capital stock ownership. In connection with the Company’s IPO in November 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”) and the 2023 Employee Stock Purchase Plan (the "2023 ESPP" and collectively with the 2021 Plan and 2023 Plan, the “Plans”). The purposes of the Plans are to promote the alignment of the interests of key directors, officers, employees, and consultants with the success of the Company and to provide compensation opportunities to attract, retain and motivate directors, officers, employees, and consultants of the Company.

The Company’s Board of Directors adopted the 2023 Plan and the 2023 ESPP in October 2023, and the Company’s stockholders approved the 2023 Plan and the 2023 ESPP in October 2023. In connection with the IPO, the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) and its 2023 Employee Stock Purchase Plan (the “2023 ESPP”) became effective. Upon the effectiveness of the 2023 Plan and the 2023 ESPP:

•
582,699 shares of common stock reserved for future issuance under the 2021 Plan ceased to be available for issuance and were added to, and became available for issuance under, the 2023 Plan, and no further grants will be made under the 2021 Plan;
•
1,803,980 shares of common stock were reserved for future issuance under the 2023 Plan, in addition to the shares of common stock reserved for issuance under the 2021 Plan that were added to the shares reserved under the 2023 Plan; and
•
238,600 shares of common stock were reserved for future issuance under the 2023 ESPP.

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

As of December 31, 2023, 2,293,816 shares and 238,600 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. No shares have been issued under the 2023 ESPP through December 31, 2023.

Stock option activity

Stock options granted under the 2021 Plan generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company has not repurchased any shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan through December 31, 2023.

Stock options granted under the 2023 Plan generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months.

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the years ended December 31, 2023 and December 31, 2022 (weighted-average remaining contractual term (in years) is not stated in thousands):

	Number of	Weighted- Average Exercise	Weighted- Average Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares	Price	Fair Value	(in years)
Outstanding as of December 31, 2022	1,916,194	$4.64	$3.00	8.65	$20,130
Granted	1,227,954	13.63	9.89
Exercised	(11,916)	4.27	2.75		-
Forfeited	(500,542)	9.36	6.67
Expired	(215,950)	3.73	2.38
Outstanding as of December 31, 2023	2,415,740	$8.32	$5.80	7.83	$13,689
Vested options outstanding and exercisable as of December 31, 2022	661,239	$3.75	$2.39	8.55	$7,540
Unvested options outstanding and exercisable as of December 31, 2022	1,254,955	$5.12	$3.32	8.70	$12,590
Vested options outstanding and exercisable as of December 31, 2023	933,200	$5.68	$3.53	6.78	$7,552
Unvested options outstanding and exercisable as of December 31, 2023	1,482,540	$9.98	$7.22	8.49	$6,137

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total grant date fair values of options vested during the years ended December 31, 2023 and December 31, 2022 was $2.4 million and $1.6 million, respectively, including $0.1 million for a total of 342,404 stock options granted to certain nonemployees that vested upon the achievement of a certain milestone event during the year ended December 31, 2022.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis (not stated in thousands):

	Year Ended
	December 31,
	2023	2022
Risk-free interest rate	3.43%	2.76%
Expected term (in years)	5.78	6.03
Expected volatility	67.59%	73.36%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended
	December 31,
	2023	2022
Research and development expense	$1,751	$966
General and administrative expense	1,292	815
Total stock-based compensation expense	$3,043	$1,781

As of December 31, 2023 there was $9.8 million of unrecognized stock-based compensation expense related to unvested stock options estimated to be recognized over a weighted-average period of 2.97 years.

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Year Ended
	December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(66,394)	$(59,277)
Denominator:
Weighted-average common shares outstanding, basic and diluted	5,354,368	1,630,348
Net loss per share attributable to common stockholders, basic and diluted	$(12.40)	$(36.36)

11. Income Taxes

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2023, and 2022:

	Year Ended
	December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
State Taxes, net of federal benefit	10.80	11.77
Change in valuation allowance	(36.12)	(36.43)
Permanent differences	(0.36)	0.08
Tax credits	4.80	3.66
Other	(0.12)	(0.08)
Effective income tax rate	0.00%	0.00%

The principal components of the Company's deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$21,904	$15,379
Tax credits	7,070	3,883
Intangibles	4,241	3,407
Capitalized R&D expenses	25,127	13,823
Lease liabilities	3,244	4,423
Other deferred tax assets	3,753	1,309
Total deferred tax assets	65,339	42,224
Valuation allowance	(61,974)	(37,992)
Net deferred tax assets	$3,365	$4,232

	Year Ended
	December 31,
	2023	2022
Deferred tax liabilities:
Right of use asset	$(3,102)	$(4,214)
Other deferred tax liabilities	(263)	(18)
Total deferred tax liabilities	(3,365)	(4,232)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $70.2 million and $48.6 million, respectively, which can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company had state and local net operating loss carryforwards of approximately $139.3 million and $109.3 million, respectively, which begin to expire in 2040.

As of December 31, 2023 and 2022, the Company had federal tax credits of $7.1 and $3.9 million, respectively, which begin to expire in 2041.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2022.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss ("NOL") carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since it became a “loss corporation” as defined in Section 382. Future changes in the Company's stock ownership, which may be outside of its control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to the Company.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which it operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2022, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to uncertain tax positions on the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

12. Commitments and Contingencies

Leases—As of December 31, 2023, the Company had entered into commitments under lease agreements to rent office space and finance equipment (see Note 5).

Commitments—As of December 31, 2023, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 13). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company recognizes any associated legal fees as incurred and accrues a liability for such contingent liability matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings, except that on October 12, 2023, Rocket Pharmaceuticals, Inc. (“Rocket”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of the Company’s analytical development team, both of whom were employed at Rocket before joining the Company in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that the Company used this information to advance its programs. The complaint seeks unspecified damages and asks the court to enjoin the Company from competing and working in the market for gene therapy treatments targeting cardiac diseases. The Company retained legal counsel to assist with its ongoing review of the allegations in Rocket’s complaint and is confident in its defenses to the allegations. On December 7, 2023, the Company filed a motion to dismiss the complaint, which is now fully briefed and pending before the court. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, the Company currently does not expect the final outcome will have a material adverse effect on its timelines for development of its product candidates.

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

13. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich’s Ataxia (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of December 31, 2023, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

The Adverum Agreement remains in effect until termination at the date of the last royalty term to expire. The Company can terminate the Adverum Agreement with 120 days’ written notice. The Adverum Agreement can also be terminated as a result of a patent challenge, material breach of contractual terms, or insolvency by either party.

Cornell University—On May 27, 2020, the Company entered into two exclusive license agreements with Cornell University (“Cornell”) (the “Cornell First License Agreement” and the “Cornell Second License Agreement,” collectively “the Cornell License Agreements”). The Cornell First License Agreement is for the in-license of technology related to portfolios for APOE-associated Alzheimer’s disease and Anti-Tau, although the Company’s license is not restricted by such indications and it includes assignment to the Company of Cornell’s IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk for or have Alzheimer’s disease to support development of the Company’s LX1001 program. The Cornell Second License Agreement is for the in-license of technology related to a portfolio for Friedreich’s ataxia although the Company’s license is not restricted by such indications. Through the Cornell License Agreements, the Company gains access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop. Under the terms of the Cornell License Agreements, the Company has assumed all development and commercialization activities worldwide with respect to the licensed technology.

As initial consideration for the Cornell License Agreements, the Company paid Cornell an upfront payment in cash of $0.3 million and issued $1.3 million of notes (the “Notes”). In November 2020, the Notes with outstanding principal of $1.3 million were cancelled in exchange for 1,337,610 shares of series A convertible preferred stock. As additional consideration, the Company is required to pay Cornell up to $8.4 million upon the achievement of specific clinical and regulatory milestones under the Cornell First License Agreement and up to $4.3 million in two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Cornell Second License Agreement. In the second quarter of 2022, a clinical and regulatory milestone of $0.1 million was recognized and paid to Cornell in connection with the Cornell Second License Agreement. The Company is also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments.

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

During the year ended December 31, 2022, the Company incurred and paid $0.1 million and $0.1 million, respectively, of research and development expenses to Cornell in connection with the Cornell License Agreements. During the year ended December 31, 2023, the Company did not incur any research and development expenses or make any payments to Cornell in connection with the Cornell License Agreements.

Stelios Therapeutics, Inc.—Stelios was an early-stage company developing novel adeno-associated AAV-based gene therapies for rare cardiac conditions including arrhythmogenic cardiomyopathy and TNNI3-associated hypertrophic cardiomyopathy. On July 16, 2021, the Company acquired 100% of the outstanding stock of Stelios that was accounted for as an asset acquisition pursuant ASC 805, Business Combinations. The Company is required to pay up to an aggregate of $20.5 million to the selling shareholders of Stelios upon the achievement of certain development milestones, including a $2.0 million development milestone that was achieved and paid in the third quarter of 2022.

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement”, respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through December 31, 2023 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On October 4, 2021, the Company entered into an exclusive worldwide license agreement (the “Third UCSD Agreement” and collectively with the First UCSD Agreement and the Second UCSD Agreement, the “UCSD Agreements”) with the Regents of UCSD to in-license materials and intellectual property related to LX2020, a gene therapy for arrhythmogenic right ventricular cardiomyopathy. In connection with the Third UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The Third UCSD Agreement required the Company to pay a one-time up-front non-refundable cash fee of $20,000 and requires the Company to pay aggregate development and commercialization milestones of up to $4.0 million, and low- to mid-single digit royalties based on aggregate net sales. The only research and development expenses incurred by the Company and payments made to the Regents of UCSD under the terms of the Third UCSD Agreement were the one-time up-front non-refundable cash fee of $20,000. The Company has the right to terminate the Third UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (collectively, the “UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting jointly owned inventions between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the UCSD SRAs are $5.6 million, of which $1.6 million and $2.3 million were recorded in research and development expenses during the years ended December 31, 2023 and December 31, 2022, respectively. The Company made payments totaling $0.4 million and $2.8 million to the Regents of UCSD during the years ended December 31, 2023 and December 31, 2022, respectively. The Company has paid a cumulative total of $3.2 million to the Regents of UCSD as of December 31, 2023, in connection with the UCSD SRAs.

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

Under the terms of the WCM Agreement, each WCM invention, joint invention, and related joint results for which an Improvement, as defined in the WCM Agreement, applies and the Company has made an election to amend the Cornell License Agreements, the Company has the first option to negotiate in good faith with WCM for royalty- bearing, worldwide license, under Cornell patent rights, Cornell rights, and Cornell’s interest in joint patent rights, to develop, make, have made, use, offer for sale, sell, have sold, and import derived products in the field. During the years ended December 31, 2023 and December 31, 2022 the Company incurred $1.0 million and $6.1 million, respectively, of research and development costs in connection with the WCM Agreement. During the years ended December 31, 2023 and December 31, 2022 the Company paid $2.1 million and $5.5 million, respectively, to WCM in connection with the WCM Agreement. Cumulatively, the Company has incurred and paid total research and development costs of $9.9 to WCM in connection with the WCM Agreement as of December 31, 2023.

The WCM Agreement expired in accordance with its terms in January 2024.

14. Subsequent Events

Subsequent events have been evaluated through March 11, 2024, which is the date that these consolidated financial statements were issued and were available to be issued. On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement. The Company anticipates the gross proceeds from the private placement to be approximately $95.0 million, before deducting any offering related expenses. The private placement financing is expected to close on March 13, 2024, subject to customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 19, 2023, R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 85,000 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.

On December 19, 2023, Eric Adler, our Chief Medical Officer and Head of Research, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 27,716 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 1, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be held in June 2024 to be filed with the SEC on or before April 29, 2024, or the Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

4.1¥	Amended and Restated Investors’ Rights Agreement, dated August 10, 2021, by and among the Registrant and certain of its stockholders	S-1	333-274777	4.1	September 29, 2023

4.2	Form of Common Stock Certificate of the Registrant	S-1/A	333-274777	4.2	October 30, 2023

4.3*	Description of Securities of the Registrant

4.4*	Form of Registration Rights Agreement, dated March 11, 2024

10.1+	2021 Equity Incentive Plan, as amended from time to time and Form of Stock Option Agreement, Early Exercise Notice and Restricted Stock Purchase Agreement, and Exercise Notice	S-1	333-274777	10.1	September 29, 2023

10.2+	2023 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice and Restricted Stock Unit Award Notice	S-1/A	333-274777	10.2	October 30, 2023

10.3+	2023 Employee Stock Purchase Plan	S-1/A	333-274777	10.3	October 30, 2023

10.4+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-274777	10.4	September 29, 2023

10.5+	Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and R. Nolan Townsend	S-1	333-274777	10.5	September 29, 2023

10.6+	Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and Jenny R. Robertson	S-1	333-274777	10.6	September 29, 2023

10.7+†	Consulting Agreement, dated October 9, 2020, between LEXEO Therapeutics, LLC and Ronald G. Crystal, M.D.	S-1	333-274777	10.8	September 29, 2023

10.8+†	Consulting Agreement, dated July 16, 2021, between LEXEO Therapeutics, LLC and Eric Adler, M.D.	S-1	333-274777	10.9	September 29, 2023

10.9¥†	Stock Purchase Agreement, dated July 16, 2021, by and among LEXEO Therapeutics, Inc., Stelios Therapeutics, Inc., The Cystinosis Research Foundation, Eric Adler, M.D., Farah Sheikh, Ph.D., Jeffrey M. Ostrove, Ph.D., and Stephanie Cherqui, Ph.D., and Jeffery M. Ostrove, Ph.D., as Stockholders’ Representative	S-1	333-274777	10.10	September 29, 2023

10.10¥†	License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and the Regents of the University of California	S-1	333-274777	10.11	September 29, 2023

10.11¥†	License Agreement, dated April 23, 2020, by and between Stelios Therapeutics, Inc. (as successor-in-interest to ARVC Therapeutics, Inc.) and the Regents of the University of California	S-1	333-274777	10.12	September 29, 2023

10.12¥†	License Agreement, dated August 6, 2020, by and between Stelios Therapeutics, Inc. and the Regents of the University of California	S-1	333-274777	10.13	September 29, 2023

10.13¥†	ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended by Amendment No. 1, dated April 5, 2023	S-1	333-274777	10.14	September 29, 2023

10.14¥†	TNNI3 Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended by Amendment No. 1, dated April 19, 2023	S-1	333-274777	10.15	September 29, 2023

10.15¥†	First License Agreement, dated May 28, 2020, between LEXEO Therapeutics, LLC and Cornell University	S-1	333-274777	10.16	September 29, 2023

10.16¥†	Second License Agreement, dated May 28, 2020, between LEXEO Therapeutics, LLC and Cornell University	S-1	333-274777	10.17	September 29, 2023

10.17†	Amendment No. 1, dated January 13, 2022, to the Second License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University	S-1	333-274777	10.18	September 29, 2023

10.18†	Amendment No. 1, dated July 4, 2022, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University and Amendment No. 2, dated July 1, 2022, to the Second License Agreement, dated May 28, 2020 (as amended by Amendment No. 1 to the Second License Agreement, dated January 13, 2022)	S-1	333-274777	10.19	September 29, 2023

10.19†	Amendment No. 2, dated September 28, 2022, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University (as amended by Amendment No. 1 to the First License Agreement, dated July 4, 2022)	S-1	333-274777	10.20	September 29, 2023

10.20¥†	Research Collaboration Agreement, dated February 3, 2021, by and between Cornell University and LEXEO Therapeutics, Inc. as amended by Amendment No. 1, dated February 1, 2022	S-1	333-274777	10.21	September 29, 2023

10.21¥†	License Agreement, dated January 19, 2021, between Adverum Biotechnologies, Inc. and LEXEO Therapeutics, Inc., as amended by the First Amendment, dated February 28, 2022	S-1	333-274777	10.22	September 29, 2023

10.22*	Form of Common Stock Purchase Agreement, dated March 11, 2024

14.1*	Code of Ethics

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

+ Indicates management contract or compensatory plan.

¥ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

† Portions of this exhibit (indicated by [***]) have been omitted because the registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

# The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXEO THERAPEUTICS, INC.

By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Nolan Townsend as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that the attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Nolan Townsend R. Nolan Townsend	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 11, 2024

/s/ Mette Kirstine Agger Mette Kirstine Agger	Director	March 11, 2024

/s/ Steven Altschuler Steven Altschuler, M.D.	Director	March 11, 2024

/s/ Paula HJ Cholmondeley Paula HJ Cholmondeley	Director	March 11, 2024

/s/ Brenda Cooperstone Brenda Cooperstone, M.D.	Director	March 11, 2024

/s/ Bernard Davitian Bernard Davitian	Director	March 11, 2024

/s/ Reinaldo Diaz Reinaldo Diaz	Director	March 11, 2024