Form 10-Q
period 2024-03-31
Lexeo Therapeutics, Inc.
filed 2024-05-09
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock ($0.0001 par value)	LXEO	The Nasdaq Global Market

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

The registrant had 32,945,341 shares of common stock outstanding as of May 7, 2024.

-i-

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. Forward-looking statements contained in this Quarterly Report include, without limitation, statements about:

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$195,060	$121,466
Prepaid expenses and other current assets	3,029	2,828
Total current assets	198,089	124,294
Restricted cash	3,252	3,252
Property and equipment, net	1,044	1,056
Lease right-of-use assets - finance, net	1,700	1,763
Lease right-of-use assets - operating	9,120	9,442
Total assets	$213,205	$139,807

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$4,297	$3,794
Accrued expenses and other current liabilities	13,772	8,030
Accrued bonuses	950	2,810
Current portion of lease liabilities - finance	524	518
Current portion of lease liabilities - operating	2,087	2,087
Total current liabilities	21,630	17,239
Non-current liabilities
Non-current portion of lease liabilities - finance	1,154	1,247
Non-current portion of lease liabilities - operating	7,471	7,786
Total liabilities	30,255	26,272

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of March 31, 2024; 32,948,332 shares issued and 32,928,141 shares outstanding as of March 31, 2024; 500,000,000 shares authorized as of December 31, 2023; 26,668,485 shares issued and 26,646,378 shares outstanding as of December 31, 2023	3	3
Additional paid-in capital	386,469	295,372
Accumulated deficit	(203,522)	(181,840)
Total stockholders' equity	182,950	113,535
Total liabilities and stockholders' equity	$213,205	$139,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$15,742	$16,438
General and administrative	7,549	2,852
Total operating expenses	23,291	19,290
Operating loss	(23,291)	(19,290)
Other income and expense
Other income (expense), net	(5)	(4)
Interest expense	(37)	(50)
Interest income	1,651	687
Total other income and expense	1,609	633
Loss from operations before income taxes	(21,682)	(18,657)
Income taxes	-	-
Net loss and comprehensive loss	$(21,682)	$(18,657)
Net loss per common share, basic and diluted	$(0.77)	$(11.58)
Weighted average number of shares outstanding used in computation of net loss per common share, basic and diluted	27,979,838	1,610,793

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	-	$-	26,646,378	$3	$295,372	$(181,840)	$113,535
Exercise of stock options	-	-	942	-	10	-	10
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	1,916	-	3	-	3
Issuance of common stock upon private placement offering, net of commissions and offering costs of $6,246			6,278,905		88,753		88,753
Stock-based compensation expense	-	-	-	-	2,331	-	2,331
Net loss	-	-	-	-	-	(21,682)	(21,682)
Balances at March 31, 2024	-	$-	32,928,141	$3	$386,469	$(203,522)	$182,950
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	143,653,545	$185,033	1,607,185	$-	$2,492	$(115,446)	$(112,954)
Exercise of stock options	-	-	1,494	-	12	-	12
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	5,325	-	21	-	21
Stock-based compensation expense	-	-	-	-	397	-	397
Net loss	-	-	-	-	-	(18,657)	(18,657)
Balances at March 31, 2023	143,653,545	$185,033	1,614,004	$-	$2,922	$(134,103)	$(131,181)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,682)	$(18,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	322	321
Reduction in the carrying amount of ROU assets, finance	85	69
Stock based compensation expense	2,331	397
Depreciation and amortization expense	69	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(201)	524
Accounts payable	639	1,044
Accrued expenses and other current liabilities	3,885	(1,789)
Lease liabilities, operating	(315)	(332)
Lease liabilities, finance	-	(8)
Net cash used in operating activities	(14,867)	(18,374)
Cash flows from investing activities:
Purchase of internal use software	(8)	-
Purchase of property and equipment	(185)	-
Net cash used in investing activities	(193)	-
Cash flows from financing activities:
Proceeds from exercise of stock options	10	12
Payments on finance leases	(109)	(110)
Proceeds from issuance of common stock upon private placement offering, net of commissions and offering costs	88,753	-
Net cash provided by (used in) financing activities	88,654	(98)
Net change in cash, cash equivalents and restricted cash	73,594	(18,472)
Cash, cash equivalents and restricted cash at beginning of period	124,718	80,588
Cash, cash equivalents and restricted cash at end of period	$198,312	$62,116
Supplemental disclosure of non-cash activities
Offering costs included in accounts payable and accrued expenses	$4,542	$180
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$51	$-
(Property and equipment purchased in the prior period and paid in the current period), net of property and equipment purchased in the current period included in accounts payable and accrued expenses	$(136)	$12
Finance lease right-of use assets and finance lease liabilities recognized	$22	$-
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, (net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities)	$3	$21

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited, table amounts in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Description of Business—Lexeo Therapeutics, Inc. (the “Company”) is a clinical stage genetic medicine company with a focus on hereditary and acquired diseases of high unmet need. The Company’s investigational therapies have the potential to offer gene therapy-based treatments to address many diseases that have eluded today’s existing drug delivery platforms. The Company utilizes adeno-associated viruses (“AAV”) that have been engineered to transfer genes to patients. The Company’s therapeutic investigational treatments include gene therapies primarily in the early clinical and late pre-clinical stages of research and development.

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

These unaudited condensed financial statements and accompanying notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 (the “Annual Financial Statements”). The unaudited condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

A 10.594230-for-1 reverse share split of the Company’s series A convertible preferred stock, series B convertible preferred stock, common stock, and options to purchase common stock under the Company’s 2021 Equity Incentive Plan (as defined in Note 8), as well as corresponding adjustments in the respective conversion prices of the series A convertible preferred stock and series B convertible preferred stock, was effected on October 13, 2023 as approved by the Company’s board of directors (the "Board of Directors") and its shareholders (the “Stock Split”). The Stock Split reduced the number of shares of the Company’s authorized, issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2021 Equity Incentive Plan, on a 10.594230-for-1 basis. As such, all references to series A convertible preferred stock and series B convertible preferred stock conversion ratios, conversion share and per share amounts, and post- conversion share and per share amounts, as well as common stock option, option per common share, common share and common per share amounts, in these unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the Stock Split and the Stock Split’s effect on the respective series A convertible preferred stock and series B convertible preferred stock conversion ratios for each series of convertible preferred stock. The Stock Split did not affect the par values per share.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $21.7 million and $66.4 million during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $195.1 million and an accumulated deficit of $203.5 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares, as well $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "SAFE Note") in August 2023. During the three months ended March 31, 2024, the Company received total net proceeds of approximately $88.8 million after deducting underwriting commissions and offering expenses in a private placement offering of its common stock (see Note 7). Management estimates that the Company's current cash and cash equivalents balance is sufficient to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

If the Company is unable to obtain additional funding before achieving sufficient profitability and positive cash flows from operations, if ever, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue plans to obtain additional funding before achieving sufficient profitability and positive cash flows from operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During (i) the three months ended March 31, 2023, 8,070,027 potential common shares related to the conversion of series A convertible preferred stock and 5,489,573 potential common shares related to the conversion of series B convertible preferred stock, which converted into 8,070,027 common shares and 6,386,337 common shares, respectively, in connection with the Company’s IPO on November 7, 2023, and 2,105,970 potential common shares related to the exercise of outstanding stock options (see Note 8), and (ii) the three months ended March 31, 2024, 3,538,294 total potential common shares related to the exercise of outstanding stock options and settlement of outstanding restricted stock units ("RSUs") (see Note 8), were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

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

The Company’s cash equivalents consist of investments in a U.S. government money market fund stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. Cash is stated at carrying value, which approximates fair value due to its short-term nature. The carrying values of the Company’s prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of March 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$175,033	$-	$-	$175,033
	$175,033	$-	$-	$175,033

	As of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$102,484	$-	$-	$102,484
	$102,484	$-	$-	$102,484

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation and amortization as of March 31, 2024 and December 31, 2023:

	Useful Life	March 31, 2024	December 31, 2023
Internal use software	3 years	$309	$296
Furniture and fixtures	5 years	380	380
Lab equipment	7 years	558	514
Leasehold improvements	7 years	247	247
Total property and equipment		1,494	1,437
Less: accumulated depreciation and amortization		(450)	(381)
Total property and equipment, net		$1,044	$1,056

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$8,071	$6,384
Accrued general and administrative expenses and other professional fees	5,129	1,092
Accrued payroll expenses	246	242
Taxes payable	150	157
Other current liabilities	176	155
Total accrued expenses and other current liabilities	$13,772	$8,030

6. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of March 31, 2024 and December 31, 2023. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of March 31, 2024 and December 31, 2023 were 5.3 years and 5.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating lease expense	$537	$537
Variable lease expense	113	69
Total operating lease expense	$650	$606
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$530	$548

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of March 31, 2024:

Years ended December 31	Operating Leases
2024	$1,592
2025	2,152
2026	2,206
2027	2,261
2028	2,318
Thereafter	1,372
Total lease payments	11,901
Less: present value adjustment	(2,343)
Total operating lease liabilities	$9,558
Included in the balance sheet:
Current portion of lease liabilities - operating	2,087
Non-current portion of lease liabilities - operating	7,471
Total operating lease liabilities	$9,558

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provision of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at March 31, 2024 were $2.2 million, $0.5 million and $1.7 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of March 31, 2024, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements executed through the issuance date of these unaudited condensed financial statements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of March 31, 2024 were 3.4 years, 5.6 years, and 8.58%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2023 were 3.7 years, 5.7 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended
	March 31,
	2024	2023
Reduction in the carrying amount of ROU assets, finance	$85	$69
Interest on finance lease liabilities	37	50
Total finance lease expense	$122	$119
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$109	$110

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at March 31, 2024:

Years ended December 31	Equipment Finance Leases
2024	$391
2025	587
2026	587
2027	359
2028	11
Total lease payments	1,935
Less: imputed interest	(257)
Total finance lease liabilities	$1,678
Included in the balance sheet:
Current portion of lease liabilities - finance	524
Non-current portion of lease liabilities - finance	1,154
Total finance lease liabilities	$1,678

7. Capital Stock

As of March 31, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 32,948,332 shares and 26,668,485 shares, respectively, of the Company's common stock authorized were issued, including 20,191 shares and 22,107 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

Upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023, the Company's outstanding convertible SAFE Note automatically converted into 411,815 shares of common stock. Upon the closing of the Company's IPO on November 7, 2023, the Company issued and sold 9,090,910 shares of its common stock, and subsequently, the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued. The net proceeds to the Company from the IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100.3 million based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and offering expenses totaling $11.3 million. Also upon the closing of the Company's IPO on November 7, 2023, all 85,495,722 then outstanding shares of the Company’s series A convertible preferred stock and all 58,157,823 then outstanding shares of the Company’s series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of series B convertible preferred stock antidilution provisions. On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement that closed on March 13, 2024 (the "Private Placement"). The gross and net proceeds received from the Private Placement were approximately $95.0 million and $88.8 million, respectively, after deducting approximately $6.2 million of commissions and other offering costs.

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, settlement of outstanding RSUs, and future issuance of stock-based awards:

	March 31, 2024	December 31, 2023
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	3,313,349	2,415,740
RSUs subject to settlement in shares of common stock	224,945	-
Shares available for issuance under the 2021 Plan and 2023 Plan	2,503,744	2,293,816
Shares available for issuance under the 2023 ESPP	505,284	238,600
Total shares of common stock reserved for future issuance	6,547,322	4,948,156

8. Stock-based Compensation

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

On January 1, 2024, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,333,424 shares and 266,684 shares, respectively, to totals of 3,720,103 shares and 505,284 shares, respectively. As of March 31, 2024, 2,503,744 shares and 505,284 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. No shares have been issued under the 2023 ESPP through March 31, 2024.

Stock option activity

Stock options granted under the 2021 Plan generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company has not repurchased any shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan through March 31, 2024.

Stock options granted under the 2023 Plan generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months.

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the three months ended March 31, 2024 (weighted-average remaining contractual term (in years) is not stated in thousands):

	Number of	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(per share)	(in years)	Value
Outstanding as of December 31, 2023	2,415,740	$8.32	$5.80	7.83	$13,689
Granted	985,880	15.43	11.50
Exercised	(942)	11.02	8.27		5
Forfeited	(87,179)	6.21	4.31
Expired	(150)	15.15	10.08
Outstanding as of March 31, 2024	3,313,349	$10.48	$7.52	8.38	$18,241
Vested options outstanding and exercisable as of March 31, 2024	1,071,426	$6.10	$3.89	6.66	$10,461
Unvested options outstanding and exercisable as of March 31, 2024	1,162,401	$10.13	$7.34	8.66	$6,833
Unvested options outstanding and unexercisable as of March 31, 2024	1,079,522	$15.20	$11.32	9.80	$947

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 was $13.01 per share. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of stock options exercised during the three months ended March 31, 2023 was $12.

The total grant date fair values of stock options vested during the three months ended March 31, 2024 and March 31, 2023 were $0.9 million and $0.5 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis during the three months ended March 31, 2024 (not stated in thousands):

Three Months Ended
March 31,
2024
Weighted average risk-free interest rate	4.07%
Expected term (in years)	6.07
Expected volatility	86.03%
Expected dividend yield	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

RSU activity

RSUs granted under the 2023 Plan generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the RSUs granted vesting after approximately one year and the remainder vesting in equal quarterly installments over the following nine quarters. No RSUs were granted prior to the quarter ended March 31, 2024.

The following table summarizes the RSU activity under the 2023 Plan for the three months ended March 31, 2024:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2023	-	$-
Granted	224,945	15.31
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2024	224,945	$15.31

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2024	2023
Research and development expense	$1,084	$158
General and administrative expense	1,247	239
Total stock-based compensation expense	$2,331	$397

As of March 31, 2024, there was $21.8 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs estimated to be recognized over a weighted-average period of 1.60 years.

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,682)	$(18,657)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,979,838	1,610,793
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(11.58)

10. Commitments and Contingencies

Leases—As of March 31, 2024, the Company had entered into commitments under lease agreements to rent office space and finance equipment (see Note 6).

Commitments—As of March 31, 2024, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 11). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

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

11. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich’s ataxia ("FA") (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million , and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of March 31, 2024, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

The Adverum Agreement remains in effect until termination at the date of the last royalty term to expire. The Company can terminate the Adverum Agreement with 120 days’ written notice. The Adverum Agreement can also be terminated as a result of a patent challenge, material breach of contractual terms, or insolvency by either party.

Cornell University—On May 27, 2020, the Company entered into two exclusive license agreements with Cornell University (“Cornell”) (the “First Cornell License Agreement” and the “Second Cornell License Agreement,” collectively “the Cornell License Agreements”). The First Cornell License Agreement is for the in-license of technology related to portfolios for APOE-associated Alzheimer’s disease and Anti-Tau, although the Company’s license is not restricted by such indications and it includes assignment to the Company of Cornell’s IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk for or have Alzheimer’s disease to support development of the Company’s LX1001 program. The Second Cornell License Agreement is for the in-license of technology related to a portfolio for FA although the Company’s license is not restricted by such indications, and it includes assignment to the Company of Cornell’s IND for the use of AAVrh.10cUhCLN2 to treat children with CLN2 Batten disease to support development of the Company’s LX1004 program. Through the Cornell License Agreements, the Company gains access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop. Under the terms of the Cornell License Agreements, the Company has assumed all development and commercialization activities worldwide with respect to the licensed technology.

As initial consideration for the Cornell License Agreements, the Company paid Cornell an upfront payment in cash of $0.3 million and issued $1.3 million of notes (“Notes”). In November 2020, Notes with outstanding principal of $1.3 million were cancelled in exchange for 1,337,610 shares of series A convertible preferred stock. As additional consideration, the Company is required to pay Cornell up to $8.4 million upon the achievement of specific clinical and regulatory milestones under the First Cornell License Agreement and up to $4.3 million in two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Second Cornell License Agreement. In the second quarter of 2022, a clinical and regulatory milestone of $0.1 million was recognized and paid to Cornell in connection with the Second Cornell License Agreement. The Company is also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments.

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

During the three months ended March 31, 2023, the Company did not incur or pay any research and development expenses in connection with the Cornell License Agreements. During the three months ended March 31, 2024, the Company incurred and paid $30,000 of research and development expenses to Cornell in connection with the Cornell License Agreements.

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

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement”, respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through March 31, 2024 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

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

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (the "First UCSD SRA", the "Second UCSD SRA", and collectively, the “UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the UCSD SRAs are $5.6 million, of which the Company incurred and paid $0.2 million of research and development expenses during the three months ended March 31, 2023. The Company did not incur or pay any research and development expenses in connection with the UCSD SRAs during the three months ended March 31, 2024. The Company has paid a cumulative total of $3.2 million to the Regents of UCSD as of March 31, 2024, in connection with the UCSD SRAs.

Weill Cornell Medical College—On February 2, 2021, the Company entered into a Research Collaboration Agreement with Weill Cornell Medical College (“WCM” and the “WCM Agreement”) in connection with the Cornell License Agreements entered on May 27, 2020. The Company committed to fund scientific research at WCM to investigate further and potentially enhance the technology licensed to the Company pursuant to the License Agreements.

Under the terms of the WCM Agreement, each WCM invention, joint invention, and related joint results for which an Improvement, as defined in the WCM Agreement, applies and the Company has made an election to amend the Cornell License Agreements, the Company has the first option to negotiate in good faith with WCM for royalty- bearing, worldwide license, under Cornell patent rights, Cornell rights, and Cornell’s interest in joint patent rights, to develop, make, have made, use, offer for sale, sell, have sold, and import derived products in the field. During the three months ended March 31, 2023 the Company incurred $0.7 million of research and development costs and paid $1.6 million in connection with the WCM Agreement. During the three months ended March 31, 2024 the Company did not incur or pay any research and development expenses in connection with the WCM Agreement. Cumulatively, the Company has incurred and paid total research and development costs of $9.9 million to WCM in connection with the WCM Agreement as of March 31, 2024.

The WCM Agreement expired in accordance with its terms in January 2024.

12. Subsequent Events

Subsequent events have been evaluated through May 9, 2024, which is the date that these unaudited condensed financial statements were issued and were available to be issued.

On April 13, 2024, the Company entered into a third sponsored research agreement with the Regents of UCSD (the “Third UCSD SRA”) for the Company’s LX2022 program in connection with the Second UCSD Agreement. Under the terms of the Third UCSD SRA, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Third UCSD SRA has a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The costs to be invoiced to the Company over the term of the Third UCSD SRA are $0.7 million, and the Company may incur additional costs of $0.6 million under the Third UCSD SRA if certain study objectives are met. The Company also entered into an amendment to the Second UCSD SRA for the Company’s LX2022 program that extended the term of the Second UCSD SRA to December 2024.

On April 19, 2024, the Company entered into an amendment to the First UCSD SRA (as amended, the "Amended First UCSD SRA") for the Company’s LX2021 program in connection with the First UCSD Agreement. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to the Company under the Amended First UCSD SRA are $0.8 million.

On April 21, 2024, the Company entered into the Third License Agreement (the “Third Cornell License Agreement”) with Cornell. Pursuant to the Third Cornell License Agreement, Cornell has granted the Company an exclusive license to practice under certain patent rights generated in animal studies conducted by Cornell on behalf of the Company and a non-exclusive license to know-how concerning a gene therapy for FA cardiomyopathy and current and future data generated in an ongoing investigator-initiated Phase 1A trial of AAVrh.10hFXN to treat FA cardiomyopathy. Both licenses are worldwide and cover products with human and non-human prophylactic and therapeutic uses. Cornell has also granted the Company a right of reference to Cornell’s Investigation New Drug application for a gene therapy for FA cardiomyopathy.

The Third Cornell License Agreement provides that Company will pay a license issue fee and an initial data transfer fee to Cornell totaling $0.6 million and thereafter pay an annual data transfer fee of $50,000 until data is no longer being gathered. The Company has agreed to pay annual license maintenance fees ranging from $2,500 to $25,000 until such time Company commercializes a licensed product. In addition, the Company will pay Cornell up to an aggregate of $2.1 million in regulatory milestones and up to an aggregate of $100 million in commercial milestones, plus low single digit royalties on net sales.

The Third Cornell License Agreement contains other customary license terms including terms related to sublicensing, development, commercialization, milestones, royalties, intellectual property, and termination. Upon expiration of the applicable royalty term for a product in a given country, the Company shall retain a non-exclusive, royalty free license to the data and know-how, including to continue selling such product in that country.

Cornell may terminate the Third Cornell License Agreement if the Company (i) breaches the Third Cornell License Agreement (subject to a cure period), (ii) participates in any proceeding challenging the validity of the licensed patents, (iii) publishes the licensed data without Cornell’s prior written consent, or (iv) does not reach certain milestones. Cornell may also terminate the Third Cornell License Agreement in part on product-by-product basis if the Company does not diligently develop and sale a product. The Company may terminate the Third Cornell License Agreement, in whole or in part with respect to the right of reference, or the licensed data, know-how, or patent rights, with 90 days’ prior written notice to Cornell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Lexeo Therapeutics, Inc.

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

Our most advanced cardiovascular product candidate, LX2006 for the treatment of patients with Friedreich’s ataxia, or FA, cardiomyopathy, is currently being evaluated in SUNRISE-FA, an ongoing Phase 1/2 clinical trial. We have observed an increase in frataxin protein expression in the hearts of three patients that have undergone cardiac biopsies across cohort 1 (n=1) and cohort 2 (n=2), and we expect to report additional interim data from this trial in mid-2024. Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, received investigational new drug, or IND, clearance from the U.S. Food and Drug Administration, or FDA, in July 2023 and is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. LX2020 received Fast Track and Orphan Drug designations from the FDA in December 2023. We expect to provide an interim data readout from cohort 1 in the second half of 2024.

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

We are targeting diseases that have seen limited penetration of precision medicine, which we define as medications that treat the underlying molecular mechanism of a disease, and where we believe there is significant opportunity for gene therapy to play a role as a key therapeutic option. We believe the specific indications we are initially targeting, FA cardiomyopathy, PKP2-ACM and APOE4-associated Alzheimer’s disease, are highly amenable to gene therapy, where administration of a single dose has the potential to either restore loss-of-function or minimize gain-of-function mutations by treating the underlying genetic cause of the disease. Although few precision medicines are currently approved for the treatment of cardiovascular conditions or Alzheimer’s disease, recent approvals by the FDA suggest a willingness to approve new precision medicines based on biomarkers and functional endpoints. Together with improved diagnostics and increased testing, these developments may offer one of the most substantial opportunities for the uptake of precision medicines in the global pharmaceutical marketplace.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of March 31, 2024, we had $195.1 million of cash and cash equivalents, and we had raised aggregate net proceeds of $100.3 million from our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of approximately $88.8 million, $185.0 million and $3.9 million of net proceeds from the Private Placement, the sales of our convertible equity securities, and a convertible SAFE Note, respectively (see Note 7 to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report for more information). We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the three months ended March 31, 2024 and the year ended December 31, 2023 were $21.7 million and $66.4 million, respectively, and our accumulated deficit was $203.5 million at March 31, 2024. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned clinical trials as well as research and development of our FA cardiomyopathy (LX2006), APOE-associated Alzheimer’s disease (LX1001), and arrhythmogenic cardiomyopathy caused by mutations in the PKP2 gene, or PKP2-ACM (LX2020) programs and other product candidates;
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

Components of our results of operations

Revenue

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

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022. As of March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses
Research and development	$15,742	$16,438	$(696)
General and administrative	7,549	2,852	4,697
Total operating expenses	23,291	19,290	4,001
Operating loss	(23,291)	(19,290)	(4,001)
Other income and expense
Other income (expense), net	(5)	(4)	(1)
Interest expense	(37)	(50)	13
Interest income	1,651	687	964
Total other income and expense	1,609	633	976
Loss from operations before income taxes	(21,682)	(18,657)	(3,025)
Income taxes	—	—	—
Net loss and comprehensive loss	$(21,682)	$(18,657)	$(3,025)

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Direct external research and development expenses by program:
LX2020	$4,106	$3,614	$492
LX2006	3,214	4,410	(1,196)
LX1001	1,618	2,590	(972)
Other programs	525	991	(466)
Total direct external research and development expenses by program	9,463	11,605	(2,142)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	5,010	2,808	2,202
Lab-related costs and supplies	370	333	37
Professional fees	341	550	(209)
Other unallocated costs, including facilities	558	1,142	(584)
Total unallocated research and development expenses:	6,279	4,833	1,446
Total research and development expenses	$15,742	$16,438	$(696)

The net decrease of $0.7 million in total research and development expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to decreases in (i) milestone expense that consisted of a $3.5 million development milestone achieved and paid to Adverum in 2023, (ii) non-clinical and preclinical expenses of $2.5 million primarily related to our early stage cardiovascular and CNS disease programs, and (iii) other unallocated expenses of $0.6 million. These decreases were partially offset by increases in (i) employee compensation and stock-based compensation expenses of $2.2 million primarily due to increased headcount and equity awards granted during the three months ended March 31, 2024, (ii) chemistry, manufacturing and controls, or CMC, expenses of $1.8 million, and (iii) clinical trial costs of $0.9 million.

General and administrative expenses

The net increase of $4.7 million in general and administrative expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to increases in (i) legal fees and associated costs of $2.7 million, (ii) employee compensation and stock-based compensation expenses of $1.2 million primarily due to equity awards granted during the three months ended March 31, 2024, and (iii) third-party audit, accounting and professional service provider fees and business insurance expenses of $0.5 million primarily due to our becoming a publicly traded company in November 2023.

Interest income

We recognized interest income of $1.7 million and $0.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund with an increased average invested balance in 2024 due to the net proceeds received from our IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023, as well the net proceeds received from our Private Placement offering in March 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through March 31, 2024, we funded our operations primarily with total net proceeds from sales of our common stock, convertible SAFE Note and convertible equity securities of $378.0 million. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $195.1 million and $121.5 million, respectively.

Based on our current operating plans, we expect the net proceeds from the IPO and subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023 and Private Placement offering in March 2024, together with our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(14,867)	$(18,374)
Net cash used in investing activities	(193)	—
Net cash provided by (used in) financing activities	88,654	(98)
Net increase (decrease) in cash	$73,594	$(18,472)

Operating activities

During the three months ended March 31, 2024, net cash used in operating activities consisted primarily of our net loss of $21.7 million, which was partially offset by $4.0 million of net cash provided by changes in operating assets and liabilities, $2.3 million of stock-based compensation expense and $0.5 million of depreciation and amortization of operating and finance right-of-use assets.

During the three months ended March 31, 2023, net cash used in operating activities consisted primarily of our net loss of $18.7 million and $0.6 million of net cash used by changes in operating assets and liabilities, which were partially offset by $0.4 million of depreciation and amortization of our right-of-use assets for our operating and finance leases and $0.4 million of stock-based compensation expense.

Investing activities

During the three months ended March 31, 2024, net cash used in investing activities was $0.2 million and consisted of purchases of lab equipment and internal use software.

During the three months ended March 31, 2023, there was no cash used in or provided by investing activities.

Financing activities

During the three months ended March 31, 2024, net cash provided by financing activities consisted primarily of the net proceeds received from the Private Placement offering of $88.8 million, which was partially offset by $0.1 million of principal payments made on equipment finance leases.

During the three months ended March 31, 2023, net cash used in financing activities consisted primarily of $0.1 million of principal payments made on equipment finance leases.

Funding requirements

We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we advance our lead product candidates and other development programs, in addition to the costs associated with operating as a public company. Accordingly, and beyond the net proceeds raised in the IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares of common stock, as well as the Private Placement, we will continue to require substantial additional funding to support our continuing operations.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and the disclosure of our contingent liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Other than as disclosed in Note 2 to the condensed financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the SEC on March 11, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On October 12, 2023, Rocket filed a lawsuit in the U.S. District Court for the Southern District of New York against Lexeo and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of Lexeo’s analytical development team, both of whom were employed at Rocket before joining Lexeo in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that Lexeo used this information to advance its programs. The complaint seeks unspecified damages and asks the Court to enjoin Lexeo from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. On December 7, 2023, we filed a motion to dismiss the complaint, which is now fully briefed and pending before the court. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, we currently do not expect the final outcome will have a material adverse effect on our timelines for development of our product candidates. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Quarterly Report, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We cannot provide assurance that any of the events discussed below will not occur.

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
•
we rely on our collaborations with Cornell and UCSD to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of Cornell or UCSD to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business;
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the fiscal year ended December 31, 2023 and the three months ended March 31, 2024, we incurred net losses of $66.4 million and $21.7 million, respectively, and we had an accumulated deficit of $203.5 million as of March 31, 2024. We have primarily financed our operations with approximately $88.8 million of net proceeds received from the Private Placement and $100.3 million of net proceeds raised in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $185.0 million and $3.9 million of net proceeds from sales of our convertible equity securities and a convertible SAFE Note, respectively. We have no products approved for commercialization and have never generated any revenue from product sales.

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

We are a clinical stage genetic medicine company with a limited operating history. We commenced substantive business operations in 2020, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, entering into collaboration and license agreements for conducting preclinical and clinical research and development activities for our product candidates and gene therapy pipeline, and conducting clinical trials for our product candidates through CROs and other third parties. To date, we have not yet demonstrated our ability to successfully complete internally sponsored clinical trials, complete pivotal clinical trials, manufacture a product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of March 31, 2024, we had cash and cash equivalents of $195.1 million. Following the approximately $88.8 million of net proceeds received upon the closing of the Private Placement in March 2024, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the outcome of any legal proceedings involving us;
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

Our ability to generate revenue from our product candidates, which we do not expect to occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our lead product candidates, or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under the FDA’s good laboratory practices;
•
the availability or development of suitable animal disease models for nonclinical studies to enable us to proceed into clinical development or support the submission of a marketing application;
•
effective IND applications from the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
successful enrollment and completion of clinical trials, including under the FDA's current Good Clinical Practices, or cGCPs;
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

We cannot be certain that our AAVrh10-based gene therapy product candidates will successfully complete clinical trials or that any future product candidates utilizing this or other vector constructs will successfully complete preclinical studies or clinical trials. We may not be successful in developing product candidates that avoid triggering toxicities or other side effects in preclinical studies or clinical trials. Our intravenous and intrathecal routes of administration may cause unforeseen side effects or present other challenges. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development, and regulatory approval of any product candidate, or that other gene therapy programs will not be considered better or more favorable. There can be no assurance that any development problems we experience in the future related to our current gene therapy product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible, and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict with certainty the geographic areas in which we could obtain regulatory approval nor the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

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

If adverse events occur, either as a result of the product candidate or administration process, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted diseases. Even if we are able to demonstrate that serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly. Furthermore, negative results in our development of LX2006, LX1001, or LX2020 could be interpreted as a failure to achieve proof of concept for our technology and result in the abandonment of other development programs.

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

We have obtained from the FDA Orphan Drug designation for LX2006 for treatment of FA and for LX2020 for the treatment of PKP2-ACM. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. On January 24, 2023, the FDA announced its intention to apply its existing regulations and long-standing approach to grant orphan drug exclusivity based on the indications for which the drug is approved rather than granting the exclusivity for the entire rare disease or condition that was the subject of the orphan drug designation, in response to the U.S. Court of Appeals for the Eleventh Circuit’s September 30, 2021, decision in Catalyst Pharms., Inc. v. Becerra. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA, Congress or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have received Fast Track designation for LX1001 for the treatment of patients with early Alzheimer’s disease who are APOE4 homozygous, to slow disease progression, for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. In recent years, sponsors of other clinical trials involving gene therapies have announced imposition of clinical holds by the FDA to evaluate safety issues arising during the trials. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis. If any of our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy, and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In addition, for our regulated gene replacement therapy product candidates which require that the expression of a therapeutic transgene be tightly regulated, we may inadvertently cause overexpression, which could lead to numerous issues, including safety and toxicity concerns. Furthermore, one of our regulatory gene replacement therapy candidates, LX1020, requires the insertion of microRNA, or miRNA, targets into the viral genome, which is a technology that to our knowledge is not present in any approved gene therapy products. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of preclinical gene therapy programs in development at Solid Biosciences Inc., Lacerta Therapeutics, Inc. and Astellas Pharma Inc., and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a product candidate, DT-216P2, and that Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023. In 2023 Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion and is currently commercializing Skyclarys.

With respect to LX2020, both Rocket Pharmaceuticals, Inc. and Tenaya Therapeutics Inc. are developing an AAV-based gene therapy candidate designed to deliver a functional PKP2 gene to patients with PKP2-ACM.

With respect to our portfolio of gene therapy programs for the treatment of homozygous APOE4-associated Alzheimer’s disease, we are aware that uniQure, N.V. is pursuing AMT-240, a preclinical gene therapy candidate for autosomal dominant Alzheimer’s disease intended to silence the APOE4 variant while expressing the protective variant, and Novartis has a gene therapy candidate for Alzheimer’s disease that is in the early preclinical stages of development. Many large and small pharmaceutical companies and academic institutions are developing potential treatments for the condition given the significant unmet need and the large population suffering from Alzheimer’s disease. There are multiple FDA-approved treatments for Alzheimer’s disease, including donepezil (Aricept), memantine (Namenda), and in January of 2023, lecanemab was granted accelerated approval by the FDA for the treatment of Alzheimer’s disease based on the observed reduction of amyloid beta plaque and was granted full approval by the FDA in June 2023. In addition, Eli Lilly and Company’s product candidate for the treatment of Alzheimer’s disease, donanemab, has completed a Phase 3 clinical trial. Finally, we are aware that Voyager Therapeutics, Inc. is pursuing Alzheimer’s disease treatments and have early-stage discovery efforts ongoing based on vectorized antibodies.

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

Risks related to our dependence on third parties

Currently, we rely on our collaborations with Cornell and UCSD to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of Cornell or UCSD to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business.

Our collaboration with Cornell is critical to our business and in May 2020, we entered into sponsored research and services agreements with Cornell for preclinical research and development collaborations, as well as two separate license agreements pursuant to which we obtained license rights under certain patents and data to exploit products and technologies covered by such intellectual property. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell at the end of 2019. Pursuant to these license agreements, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. If Cornell delays or fails to perform its obligations under the license agreements terminates any of the license agreements in accordance with its terms, or a dispute otherwise arises between the parties concerning the terms of the agreements or our respective rights to licensed technology, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates, including LX2006, LX2020, LX2021, LX2022, LX1001, LX1020, LX1021, and other programs, their respective components, formulations, therapies, methods used to manufacture them and methods of treatment. Furthermore, we currently do not have any patents or patent applications covering our LX1004 product candidate.

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

The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may preclude our ability to obtain patent protection for certain inventions relating to such work. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we would not be able to prevent any third party from using any technology that is in the public domain to compete with our product candidates. In addition, as the licensee of university patents from Cornell and UCSD, we have less control over the prosecution and enforcement of those patents than we would if we owned the patents. While we do have typical rights with respect to those patents under university license agreements, our ability to enforce those patents to maintain exclusivity in our markets may be limited by the terms of our agreements with Cornell and UCSD. In addition, to the extent the federal government provided research funding to the licensor university for any technology licensed under the license agreements, then if the federal government elects to exercise any of its overriding rights which may apply as a result of provision of such funding, we may be subject to changes in market exclusivity or other material business requirements or constraints. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of each of our current product candidates. In particular, we in-license key patents and patent applications from Adverum related to LX2006, we in-license patent applications and know-how from Cornell related to our LX1001, LX1020 and LX1021 product candidates, and we in-license patent applications and know-how from UCSD, related to our LX2020, LX2021 and LX2022 product candidates. Our license agreements impose diligence and milestone and royalty payment obligations on us, and also contain certain development requirements. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we will not be able to develop, manufacture or market any product using the intellectual property under any such terminated agreement and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

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

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our product candidates and technology could suffer. Although we have oversight rights, Cornell and UCSD generally control the prosecution, maintenance and enforcement of our in-licensed patents and patent applications. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If we or our licensors fail to maintain such patents or patent applications, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

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

We currently depend, and will continue to depend, on our license agreements, including the license agreements with Cornell and Adverum related to LX2006, with Cornell related to our LX1001, LX1020 and LX1021 product candidates, and with UCSD related to LX2020, LX2021 and LX2022 product candidates. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors. For example, on October 12, 2023, Rocket filed a lawsuit against us and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are a current employee and a former employee of our analytical development team, both of whom were employed at Rocket before joining us in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that we used this information to advance our programs. The complaint seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. On December 7, 2023, we filed a motion to dismiss the complaint, and the motion is fully briefed and pending before the court. It is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made. For additional information regarding this litigation, see "Item 1 - Legal Proceedings".

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

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

In the European Economic Area, or EEA, and the UK, the collection, use, disclosure, transfer or other processing of personal data, including clinical trial data, of individuals is governed by the General Data Protection Regulation, or European Union GDPR (with regards to the EEA) and UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the European Union GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide ranging in scope imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (£17.5 million for the UK) or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

The GDPR also includes restrictions on cross-border data transfers of personal data to countries outside the EEA and the UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Although the UK is regarded as a third country under the European Union GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the European Union GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted.

The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the European Union GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

As of March 31, 2024, we had 61 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have no current expectation that a repricing will occur. However, if the administrator were to implement a repricing without seeking prior stockholder approval, certain proxy advisory firms and/or institutional investors may express a lack of support for the repricing, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee or our board of directors. In addition, if we are required to hold an advisory vote on named executive officer compensation (known as a “say on pay” vote) at the time of, or subsequent to, any such repricing, it is likely, based on their current policies, that proxy advisory firms would issue an “against” recommendation on our say on pay proposal. Defending against negative recommendations with respect to our directors and/or say on pay proposal would require management attention, and could be costly and time-consuming.

If our stockholders agree with proxy advisory firms’ recommendations, we may need to make changes to our compensation and corporate governance practices, and perhaps the composition of our board of directors and its committees, potentially leading to business disruptions and a negative impact on our stock price. Even absent negative reactions from proxy advisory firms and institutional investors, we may be required to recognize a compensation expense and the repricing will require management’s time and attention and the payment of administrative costs and attorney and accounting firm fees. As such, a repricing could cause a negative impact on our stock price, and adverse consequences to our business.

Risks related to ownership of our common stock and status as a public company

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the trading price of our common stock. We had 32,945,341 shares of common stock outstanding as of May 7, 2024, of which approximately 0.4% are subject to a 90-day lock-up period that began on March 11, 2024 and expires on June 11, 2024, provided under lock-up agreements executed in connection with our Private Placement. All of these shares will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by or on behalf of the underwriters. We registered shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity compensation plans. Those shares can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the trading price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

Our executive officers, directors and their affiliates, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval and may prevent new investors from influencing significant corporate decisions.

Based on the number of common stock outstanding as of April 17, 2024, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates beneficially held, in the aggregate, shares representing approximately 56% of our outstanding common stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire.

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

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we fail to remediate our identified material weakness, or identify additional material weaknesses, in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. The Inflation Reduction Act, or IRA, enacted a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for taxable years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes in U.S. federal tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for taxable years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed, or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, the CARES Act, or any future U.S. federal tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future U.S. tax expenses.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

10.1	Amendment No. 3, dated February 11, 2024, to the First License Agreement, dated May 28, 2020, by and between Lexeo Therapeutics, Inc. and Cornell University (as amended by Amendment No. 1 to the First License Agreement, dated July 4, 2022 and Amendment No. 2 to the First License Agreement, dated September 28, 2022).	S-1	333-278566	10.21	April 9, 2024

10.2	Form of Common Stock Purchase Agreement, dated March 11, 2024, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41855), filed with the SEC on March 11, 2024).	10-K	001-41855	10.22	March 11, 2024

10.3	Form of Registration Rights Agreement, dated March 11, 2024, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41855), filed with the SEC on March 11, 2024).	10-K	001-41855	4.4	March 11, 2024

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

LEXEO THERAPEUTICS, INC.

May 9, 2024	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)