Form 10-Q
period 2024-06-30
Lexeo Therapeutics, Inc.
filed 2024-08-12
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 33,061,004 shares of common stock outstanding as of August 8, 2024.

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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report. We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$174,981	$121,466
Prepaid expenses and other current assets	2,168	2,828
Total current assets	177,149	124,294
Restricted cash	3,252	3,252
Property and equipment, net	1,205	1,056
Lease right-of-use assets - finance, net	1,620	1,763
Lease right-of-use assets - operating	8,781	9,442
Total assets	$192,007	$139,807

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$5,765	$3,794
Accrued expenses and other current liabilities	10,442	10,840
Current portion of lease liabilities - finance	572	518
Current portion of lease liabilities - operating	2,098	2,087
Total current liabilities	18,877	17,239
Non-current liabilities
Non-current portion of lease liabilities - finance	1,043	1,247
Non-current portion of lease liabilities - operating	7,139	7,786
Total liabilities	27,059	26,272

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of June 30, 2024; 33,054,253 shares issued and 33,039,911 shares outstanding as of June 30, 2024; 500,000,000 shares authorized as of December 31, 2023; 26,668,485 shares issued and 26,646,378 shares outstanding as of December 31, 2023	3	3
Treasury stock, at cost, 2,991 common shares at June 30, 2024 and 0 common shares at December 31, 2023	(13)	-
Additional paid-in capital	389,718	295,372
Accumulated deficit	(224,760)	(181,840)
Total stockholders' equity	164,948	113,535
Total liabilities and stockholders' equity	$192,007	$139,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$16,560	$11,236	$32,302	$27,674
General and administrative	6,990	2,739	14,539	5,592
Total operating expenses	23,550	13,975	46,841	33,266
Operating loss	(23,550)	(13,975)	(46,841)	(33,266)
Other income and expense
Other income (expense), net	(1)	(3)	(6)	(7)
Interest expense	(35)	(53)	(72)	(103)
Interest income	2,348	590	3,999	1,277
Total other income and expense	2,312	534	3,921	1,167
Loss from operations before income taxes	(21,238)	(13,441)	(42,920)	(32,099)
Income taxes	-	-	-	-
Net loss and comprehensive loss	$(21,238)	$(13,441)	$(42,920)	$(32,099)
Net loss per common share, basic and diluted	$(0.64)	$(8.30)	$(1.41)	$(19.87)
Weighted average number of shares outstanding used in computation of net loss per common share, basic and diluted	33,001,946	1,619,547	30,490,892	1,615,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

	Convertible					Additional		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	-	$-	26,646,378	$3	$-	$295,372	$(181,840)	$113,535
Exercise of stock options	-	-	942	-	-	10	-	10
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	1,916	-	-	3	-	3
Issuance of common stock upon private placement offering, net of commissions and offering costs of $6,246	-	-	6,278,905	-	-	88,753	-	88,753
Stock-based compensation expense	-	-	-	-	-	2,331	-	2,331
Net loss	-	-	-	-	-		(21,682)	(21,682)
Balances at March 31, 2024	-	$-	32,928,141	$3	$-	$386,469	$(203,522)	$182,950
Exercise of stock options	-	-	108,912	-	-	419	-	419
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	5,849	-	-	26	-	26
Additional offering costs incurred related to issuance of common stock upon private placement offering	-	-	-	-	-	(42)	-	(42)
Treasury stock repurchase	-	-	(2,991)	-	(13)	-	-	(13)
Stock-based compensation expense	-	-	-	-	-	2,846	-	2,846
Net loss	-	-	-	-	-	-	(21,238)	(21,238)
Balances at June 30, 2024	-	$-	33,039,911	$3	$(13)	$389,718	$(224,760)	$164,948
	Convertible					Additional		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	143,653,545	$185,033	1,607,185	$-	$-	$2,492	$(115,446)	$(112,954)
Exercise of stock options	-	-	1,494	-	-	12	-	12
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	5,325	-	-	21	-	21
Stock-based compensation expense	-	-	-	-	-	397	-	397
Net loss	-	-	-	-	-	-	(18,658)	(18,658)
Balances at March 31, 2023	143,653,545	$185,033	1,614,004	$-	$-	$2,922	$(134,104)	$(131,182)
Exercise of stock options	-	-	2,342	-	-	9	-	9
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	5,708	-	-	26	-	26
Stock-based compensation expense	-	-	-	-	-	969	-	969
Net loss	-	-	-	-	-	-	(13,441)	(13,441)
Balances at June 30, 2023	143,653,545	$185,033	1,622,054	$-	$-	$3,926	$(147,545)	$(143,619)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,920)	$(32,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	661	629
Reduction in the carrying amount of ROU assets, finance	165	148
Stock based compensation expense	5,177	1,366
Depreciation and amortization expense	146	116
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	660	336
Accounts payable	1,698	(864)
Accrued expenses and other current liabilities	19	(587)
Lease liabilities, operating	(636)	(611)
Lease liabilities, finance	11	-
Net cash used in operating activities	(35,019)	(31,566)
Cash flows from investing activities:
Purchase of internal use software	(13)	-
Purchase of property and equipment	(398)	(39)
Net cash used in investing activities	(411)	(39)
Cash flows from financing activities:
Proceeds from exercise of stock options	429	21
Payments on finance leases	(183)	(213)
Treasury stock repurchase	(13)	-
Proceeds from issuance of common stock upon private placement offering, net of commissions and offering costs	88,712	-
Net cash provided by (used in) financing activities	88,945	(192)
Net change in cash, cash equivalents and restricted cash	53,515	(31,797)
Cash, cash equivalents and restricted cash at beginning of period	124,718	80,588
Cash, cash equivalents and restricted cash at end of period	$178,233	$48,791
Supplemental disclosure of non-cash activities
Offering costs included in accounts payable and accrued expenses	$389	$796
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$24	$-
(Property and equipment purchased in the prior period and paid in the current period), net of property and equipment purchased in the current period included in accounts payable and accrued expenses	$(116)	$54
Finance lease right-of use assets and finance lease liabilities recognized	$22	$-
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$28	$47

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

These unaudited condensed financial statements and accompanying notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 11, 2024. The unaudited condensed balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.

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

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $42.9 million and $66.4 million during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. As of June 30, 2024, the Company had cash and cash equivalents of $175.0 million and an accumulated deficit of $224.8 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares, as well $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "SAFE Note") in August 2023. During the six months ended June 30, 2024, the Company received total net proceeds of $88.7 million after deducting underwriting commissions and offering expenses in a private placement offering of its common stock (see Note 7). Management estimates that the Company's current cash and cash equivalents balance is sufficient to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During (i) the three and six months ended June 30, 2023, 8,070,027 potential common shares related to the conversion of series A convertible preferred stock and 5,489,573 potential common shares related to the conversion of series B convertible preferred stock, which converted into 8,070,027 common shares and 6,386,337 common shares, respectively, in connection with the Company’s IPO on November 7, 2023 (see Note 7), and 1,873,093 potential common shares related to the exercise of outstanding stock options, and (ii) the three and six months ended June 30, 2024, 3,728,009 total potential common shares related to the exercise of outstanding stock options and settlement of outstanding restricted stock units ("RSUs") (see Note 8), were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of June 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$156,188	$-	$-	$156,188
	$156,188	$-	$-	$156,188

	As of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$102,484	$-	$-	$102,484
	$102,484	$-	$-	$102,484

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation and amortization as of June 30, 2024 and December 31, 2023:

	Useful Life	June 30, 2024	December 31, 2023
Internal use software	3 years	$309	$296
Furniture and fixtures	5 years	380	380
Lab equipment	7 years	776	514
Leasehold improvements	7 years	267	247
Total property and equipment		1,732	1,437
Less: accumulated depreciation and amortization		(527)	(381)
Total property and equipment, net		$1,205	$1,056

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$6,909	$6,384
Accrued bonus expenses	1,900	2,810
Accrued general and administrative expenses and other professional fees	872	1,092
Accrued personnel expenses	541	242
Taxes payable	36	157
Other current liabilities	184	155
Total accrued expenses and other current liabilities	$10,442	$10,840

6. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of June 30, 2024 and December 31, 2023. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of June 30, 2024 and December 31, 2023 were 5.1 years and 5.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease expense	$537	$537	$1,074	$1,074
Variable lease expense	115	125	228	194
Total operating lease expense	$652	$662	$1,302	$1,268
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$520	$507	$1,050	$1,055

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of June 30, 2024:

Years ended December 31	Operating Leases
2024	$1,073
2025	2,152
2026	2,206
2027	2,261
2028	2,318
Thereafter	1,372
Total lease payments	11,382
Less: present value adjustment	(2,145)
Total operating lease liabilities	$9,237
Included in the balance sheet:
Current portion of lease liabilities - operating	2,098
Non-current portion of lease liabilities - operating	7,139
Total operating lease liabilities	$9,237

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provision of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at June 30, 2024 were $2.2 million, $0.6 million and $1.6 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of June 30, 2024, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements executed through the issuance date of these unaudited condensed financial statements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of June 30, 2024 were 3.2 years, 5.3 years, and 8.58%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2023 were 3.7 years, 5.7 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reduction in the carrying amount of ROU assets, finance	$80	$79	$165	$148
Interest on finance lease liabilities	23	43	60	93
Total finance lease expense	$103	$122	$225	$241
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$74	$103	$183	$213

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at June 30, 2024:

Years ended December 31	Equipment Finance Leases
2024	$293
2025	587
2026	587
2027	359
2028	11
Total lease payments	1,837
Less: imputed interest	(222)
Total finance lease liabilities	$1,615
Included in the balance sheet:
Current portion of lease liabilities - finance	572
Non-current portion of lease liabilities - finance	1,043
Total finance lease liabilities	$1,615

7. Capital Stock

As of June 30, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, 33,054,253 shares and 26,668,485 shares, respectively, of the Company's common stock authorized were issued, including 14,342 shares and 22,107 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. The Company repurchased a total of 2,991 shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $13,000 during the three and six months ended June 30, 2024, which was recorded to treasury stock in the Company's condensed balance sheet (see Note 8). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

Upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023, the Company's outstanding convertible SAFE Note automatically converted into 411,815 shares of common stock. Upon the closing of the Company's IPO on November 7, 2023, the Company issued and sold 9,090,910 shares of its common stock, and subsequently, the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued. The net proceeds to the Company from the IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100.3 million based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and offering expenses totaling $11.3 million. Also upon the closing of the Company's IPO on November 7, 2023, all 85,495,722 then outstanding shares of the Company’s series A convertible preferred stock and all 58,157,823 then outstanding shares of the Company’s series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of series B convertible preferred stock antidilution provisions. On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement that closed on March 13, 2024 (the "Private Placement"). The gross and net proceeds received from the Private Placement were approximately $95.0 million and $88.7 million, respectively, after deducting approximately $6.3 million of commissions and other offering costs.

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, settlement of outstanding RSUs, and future issuance of stock-based awards:

	June 30, 2024	December 31, 2023
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	3,459,309	2,415,740
RSUs subject to settlement in shares of common stock under the 2023 Plan	268,700	-
Shares available for issuance under the 2023 Plan	2,207,329	2,293,816
Shares available for issuance under the 2023 ESPP	505,284	238,600
Total shares of common stock reserved for future issuance	6,440,622	4,948,156

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

On January 1, 2024, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,333,424 shares and 266,684 shares, respectively, to totals of 3,720,103 shares and 505,284 shares, respectively. As of June 30, 2024, 2,207,329 shares and 505,284 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. No shares have been issued under the 2023 ESPP through June 30, 2024.

Stock option activity

Stock options granted under the 2021 Plan generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company repurchased a total of 2,991 shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $13,000 during the three and six months ended June 30, 2024, which was recorded to treasury stock in the Company's condensed balance sheet (see Note 7).

Stock options granted under the 2023 Plan generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months. Stock options granted under the 2023 Plan to certain of the Company's non-employees vest in equal annual installments over a three-year period or over a one-year period.

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the three months ended June 30, 2024 (weighted-average remaining contractual term (in years) is not stated in thousands):

	Number of	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(per share)	(in years)	Value
Outstanding as of December 31, 2023	2,415,740	$8.32	$5.80	7.83	$13,689
Granted	1,382,330	15.85	11.77
Exercised	(109,854)	3.91	2.51		1,065
Forfeited	(183,116)	10.40	7.59
Expired	(45,791)	11.06	2.23
Outstanding as of June 30, 2024	3,459,309	$11.32	$8.24	8.52	$17,512
Vested options outstanding and exercisable as of June 30, 2024	1,037,611	$6.37	$4.34	7.21	$10,210
Unvested options outstanding and exercisable as of June 30, 2024	980,481	$10.16	$7.36	8.32	$5,976
Unvested options outstanding and unexercisable as of June 30, 2024	1,441,217	$15.68	$11.64	9.61	$1,326

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 was $13.01 per share. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of stock options exercised during the six months ended June 30, 2023 was $12.

The total grant date fair values of stock options vested during the three months ended June 30, 2024 and June 30, 2023 were $0.7 million and $0.3 million, respectively. The total grant date fair values of stock options vested during the six months ended June 30, 2024 and June 30, 2023 were $1.6 million and $0.8 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis during the six months ended June 30, 2024 (not stated in thousands):

Six Months Ended
June 30,
2024
Weighted average risk-free interest rate	4.14%
Expected term (in years)	6.02
Expected volatility	85.83%
Expected dividend yield	0.00%

The expected dividend yield is 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

RSU activity

RSUs granted under the 2023 Plan generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the RSUs granted vesting after approximately one year and the remainder vesting in equal quarterly installments over the following nine quarters.

The following table summarizes the RSU activity under the 2023 Plan for the six months ended June 30, 2024:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2023	-	$-
Granted	276,078	15.55
Vested	-	-
Forfeited	(7,378)	14.68
Unvested as of June 30, 2024	268,700	$15.58

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expense	$1,437	$558	$2,520	$716
General and administrative expense	1,409	411	2,657	650
Total stock-based compensation expense	$2,846	$969	$5,177	$1,366

As of June 30, 2024, there was $23.7 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs estimated to be recognized over a weighted-average period of 1.49 years.

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,238)	$(13,441)	$(42,920)	$(32,099)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,001,946	1,619,547	30,490,892	1,615,194
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(8.30)	$(1.41)	$(19.87)

10. Commitments and Contingencies

Leases—As of June 30, 2024, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 6).

Commitments—As of June 30, 2024, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 11). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

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

11. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich ataxia ("FA") (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of June 30, 2024, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

The Adverum Agreement remains in effect until termination at the date of the last royalty term to expire. The Company can terminate the Adverum Agreement with 120 days’ written notice. The Adverum Agreement can also be terminated as a result of a patent challenge, material breach of contractual terms, or insolvency by either party.

Cornell University—On May 27, 2020, the Company entered into two exclusive license agreements with Cornell University (“Cornell”) (the “First Cornell License Agreement” and the “Second Cornell License Agreement,” collectively the “May 2020 Cornell License Agreements”). The First Cornell License Agreement is for the in-license of technology related to portfolios for APOE-associated Alzheimer’s disease and Anti-Tau, although the Company’s license is not restricted by such indications and it includes assignment to the Company of Cornell’s IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk for or have Alzheimer’s disease to support development of the Company’s LX1001 program. The Second Cornell License Agreement is for the in-license of technology related to a portfolio for FA although the Company’s license is not restricted by such indications, and it includes assignment to the Company of Cornell’s IND for the use of AAVrh.10cUhCLN2 to treat children with CLN2 Batten disease to support development of the Company’s LX1004 program. Through the May 2020 Cornell License Agreements, the Company gains access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop. Under the terms of the May 2020 Cornell License Agreements, the Company has assumed all development and commercialization activities worldwide with respect to the licensed technology.

As initial consideration for the May 2020 Cornell License Agreements, the Company paid Cornell an upfront payment in cash of $0.3 million and issued $1.3 million of notes (“Notes”). In November 2020, Notes with outstanding principal of $1.3 million were cancelled in exchange for 1,337,610 shares of series A convertible preferred stock. As additional consideration, the Company is required to pay Cornell up to $8.4 million upon the achievement of specific clinical and regulatory milestones under the First Cornell License Agreement and up to $4.3 million in two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Second Cornell License Agreement. In the second quarter of 2022, a clinical and regulatory milestone of $0.1 million was recognized and paid to Cornell in connection with the Second Cornell License Agreement. The Company is also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments.

Upon expiration of the royalty term of a given licensed product in a country, the respective license becomes non-exclusive and royalty-free. In addition, each of the May 2020 Cornell License Agreements may be terminated by the Company for any reason upon ninety (90) days’ advance notice to Cornell and by Cornell upon the Company’s material uncured breach, and all licenses and rights granted by either party under such agreement will concurrently terminate.

On April 21, 2024, the Company entered into the Third License Agreement (the “Third Cornell License Agreement,” together with the May 2020 Cornell License Agreements, the “Cornell License Agreements”) with Cornell. Pursuant to the Third Cornell License Agreement, Cornell has granted the Company an exclusive license to practice under certain patent rights generated in animal studies conducted by Cornell on behalf of the Company and a non-exclusive license to know-how concerning a gene therapy for FA cardiomyopathy and current and future data generated in an ongoing investigator-initiated Phase 1A trial of AAVrh.10hFXN to treat FA cardiomyopathy. Both licenses are worldwide and cover products with human and non-human prophylactic and therapeutic uses. Cornell has also granted the Company a right of reference to Cornell’s Investigation New Drug application for a gene therapy for FA cardiomyopathy.

Under the Third Cornell License Agreement, the Company paid a license issue fee and an initial data transfer fee to Cornell totaling $0.6 million. Additionally, the Company will be paying an annual data transfer fee of $50,000 until data is no longer being gathered. The Company has agreed to pay annual license maintenance fees ranging from $2,500 to $25,000 until such time the Company commercializes a licensed product. In addition, the Company will pay Cornell up to an aggregate of $2.1 million in regulatory milestones and up to an aggregate of $100 million in commercial milestones, plus low single digit royalties on net sales.

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

During the three and six months ended June 30, 2023, the Company did not incur or pay any research and development expenses in connection with the Cornell License Agreements. The Company incurred and paid $0.6 million and $0.6 million of research and development expenses to Cornell in connection with the Cornell License Agreements during the three and six months ended June 30, 2024, respectively.

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

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement”, respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through June 30, 2024 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

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

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (the "First UCSD SRA", the "Second UCSD SRA", and collectively, the “UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the UCSD SRAs are $5.6 million, of which the Company incurred $0.8 million and $1.1 million of research and development expenses during the three and six months ended June 30, 2023, respectively. The Company paid $0 and $0.2 million to the Regents of UCSD in connection with the UCSD SRAs during the three and six months ended June 30, 2023, respectively. The Company did not incur any research and development expenses in connection with the UCSD SRAs during the three and six months ended June 30, 2024. The Company paid $0.2 million and $0.7 million to the Regents of UCSD in connection with the UCSD SRAs during the three and six months ended June 30, 2024, respectively. The Company has paid a cumulative total of $4.0 million to the Regents of UCSD as of June 30, 2024, in connection with the UCSD SRAs.

On April 13, 2024, the Company entered into a third sponsored research agreement with the Regents of UCSD (the “Third UCSD SRA”) for the Company’s LX2022 program in connection with the Second UCSD Agreement. Under the terms of the Third UCSD SRA, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Third UCSD SRA has a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The costs to be invoiced to the Company over the term of the Third UCSD SRA are $0.7 million, and the Company may incur additional costs of $0.6 million under the Third UCSD SRA if certain study objectives are met. The Company also entered into an amendment to the Second UCSD SRA for the Company’s LX2022 program that extended the term of the Second UCSD SRA to December 2024. During the three and six months ended June 30, 2024, the Company incurred and paid a total of $0.3 million to the Regents of UCSD in connection with the Third UCSD SRA.

On April 19, 2024, the Company entered into an amendment to the First UCSD SRA (as amended, the "Amended First UCSD SRA") for the Company’s LX2021 program in connection with the First UCSD Agreement. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to the Company under the Amended First UCSD SRA are $0.8 million. During the three and six months ended June 30, 2024, the Company incurred a total of $0.4 million to the Regents of UCSD in connection with the Amended First UCSD SRA. The Company did not make any payments to the Regents of UCSD in connection with the Amended First UCSD SRA during the three and six months ended June 30, 2024.

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

Under the terms of the WCM Agreement, each WCM invention, joint invention, and related joint results for which an Improvement, as defined in the WCM Agreement, applies and the Company has made an election to amend the Cornell License Agreements, the Company has the first option to negotiate in good faith with WCM for royalty- bearing, worldwide license, under Cornell patent rights, Cornell rights, and Cornell’s interest in joint patent rights, to develop, make, have made, use, offer for sale, sell, have sold, and import derived products in the field. During the three and six months ended June 30, 2023 the Company incurred $0.3 million and $0.9 million, respectively, of research and development costs and paid $0.3 million and $1.8 million, respectively, to Cornell in connection with the WCM Agreement. During the three and six months ended June 30, 2024 the Company did not incur or pay any research and development expenses in connection with the WCM Agreement. Cumulatively, the Company has incurred and paid total research and development costs of $9.9 million to WCM in connection with the WCM Agreement as of June 30, 2024.

The WCM Agreement expired in accordance with its terms in February 2024.

12. Subsequent Events

Subsequent events have been evaluated through August 12, 2024, which is the date that these unaudited condensed financial statements were issued and were available to be issued.

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

Our most advanced cardiovascular product candidate, LX2006 for the treatment of patients with Friedreich ataxia, or FA, cardiomyopathy, is currently being evaluated in SUNRISE-FA, an ongoing Phase 1/2 clinical trial. We have observed an increase in frataxin protein expression in the hearts of three patients that have undergone cardiac biopsies across cohort 1 (n=1) and cohort 2 (n=2). In July 2024, we announced interim clinical data of LX2006 from the ongoing Lexeo-sponsored SUNRISE-FA trial and Cornell investigator-initiated trial, providing baseline characteristics from 11 participants that had been treated and follow-up data from 8 participants that had reached at least 6-months of follow-up, showing (i) that LX2006 has been well-tolerated with no treatment-related serious adverse events to date and (ii) improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I. In light of the evidence of treatment effect with improvements across multiple cardiac measures, we recently initiated formal engagements with the FDA to discuss surrogate endpoints for a future registrational study. LX2006 has received Rare Pediatric Disease designation, Orphan Drug designation, and Fast Track designation from the FDA, and Orphan Medicinal Product designation from the European Commission. Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, received investigational new drug, or IND, clearance from the U.S. Food and Drug Administration, or FDA, in July 2023 and is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. LX2020 received Fast Track and Orphan Drug designations from the FDA in December 2023. We expect to provide an interim data readout from cohort 1 in the second half of 2024.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of June 30, 2024, we had $175.0 million of cash and cash equivalents, and we had raised aggregate net proceeds of $100.3 million from our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $88.7 million, $185.0 million and $3.9 million of net proceeds from the Private Placement, the sales of our convertible equity securities, and a convertible SAFE Note, respectively (see Note 7 to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report for more information). We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the six months ended June 30, 2024 and the year ended December 31, 2023 were $42.9 million and $66.4 million, respectively, and our accumulated deficit was $224.8 million at June 30, 2024. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

Interest expense

Interest expense is primarily associated with our finance right of use asset equipment leases.

Interest income

Interest income is primarily related to interest earned from our investment in a U.S. government money market fund, as well as interest earned on interest-bearing demand deposit cash accounts.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022. As of June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$16,560	$11,236	$5,324
General and administrative	6,990	2,739	4,251
Total operating expenses	23,550	13,975	9,575
Operating loss	(23,550)	(13,975)	(9,575)
Other income and expense
Other income (expense), net	(1)	(3)	2
Interest expense	(35)	(53)	18
Interest income	2,348	590	1,758
Total other income and expense	2,312	534	1,778
Loss from operations before income taxes	(21,238)	(13,441)	(7,797)
Income taxes	-	-	-
Net loss and comprehensive loss	$(21,238)	$(13,441)	$(7,797)

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Direct external research and development expenses by program:
LX2020	$4,582	$2,759	$1,823
LX2006	3,909	888	3,021
LX1001	(782)	2,267	(3,049)
Other programs	1,383	773	610
Total direct external research and development expenses by program	9,092	6,687	2,405
Unallocated research and development expenses:
Employee and stock-based compensation expenses	5,751	3,264	2,487
Lab-related costs and supplies	278	371	(93)
Professional fees	453	450	3
Other unallocated costs, including facilities	986	464	522
Total unallocated research and development expenses:	7,468	4,549	2,919
Total research and development expenses	$16,560	$11,236	$5,324

The net increase of $5.3 million in total research and development expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to increases in (i) clinical trial costs of $2.6 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024, (ii) employee compensation and stock-based compensation expenses of $2.5 million primarily due to increased headcount and equity awards granted since June 30, 2023, (iii) chemistry, manufacturing and controls, or CMC, expenses of $2.5 million, and (iv) license fees of $0.6 million related to the Third Cornell License Agreement. These increases were partially offset by an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024 and a decrease in non-clinical and preclinical expenses of $0.8 million primarily related to our early stage cardiovascular and central nervous system, or CNS, disease programs.

General and administrative expenses

The net increase of $4.3 million in general and administrative expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to increases in (i) third-party legal fees and associated costs of $1.8 million, (ii) employee compensation and stock-based compensation expenses of $1.8 million primarily due to increased headcount and equity awards granted since June 30, 2023, and (iii) third-party audit, accounting, investor relations, public relations and other professional service provider fees, as well as insurance expenses, of $0.4 million primarily due to our becoming a publicly traded company in November 2023.

Interest income

We recognized interest income of $2.3 million and $0.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund with an increased average invested balance in 2024 primarily due to the net proceeds received from our IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023, as well the net proceeds received from our Private Placement offering in March 2024.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$32,302	$27,674	$4,628
General and administrative	14,539	5,592	8,947
Total operating expenses	46,841	33,266	13,575
Operating loss	(46,841)	(33,266)	(13,575)
Other income and expense
Other income (expense), net	(6)	(7)	1
Interest expense	(72)	(103)	31
Interest income	3,999	1,277	2,722
Total other income and expense	3,921	1,167	2,754
Loss from operations before income taxes	(42,920)	(32,099)	(10,821)
Income taxes	-	-	-
Net loss and comprehensive loss	$(42,920)	$(32,099)	$(10,821)

Research and development expenses

The following table summarizes our research and development expenses incurred for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Direct external research and development expenses by program:
LX2020	$8,688	$6,373	$2,315
LX2006	7,121	5,298	1,823
LX1001	837	4,857	(4,020)
Other programs	1,928	1,771	157
Total direct external research and development expenses by program	18,574	18,299	275
Unallocated research and development expenses:
Employee and stock-based compensation expenses	10,761	6,072	4,689
Lab-related costs and supplies	631	700	(69)
Professional fees	794	1,001	(207)
Other unallocated costs, including facilities	1,542	1,602	(60)
Total unallocated research and development expenses:	13,728	9,375	4,353
Total research and development expenses	$32,302	$27,674	$4,628

The net increase of $4.6 million in total research and development expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increases in (i) employee compensation and stock-based compensation expenses of $4.7 million primarily due to increased headcount and equity awards granted since June 30, 2023, (ii) CMC expenses of $4.3 million, (iii) clinical trial costs of $3.4 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024, (iv) license fees of $0.6 million related to the Third Cornell License Agreement, and (v) quality and program and portfolio management costs of $0.6 million. These increases were partially offset by (i) a decrease in milestone expense that consisted of a $3.5 million development milestone achieved and paid to Adverum in 2023, (ii) a decrease in non-clinical and preclinical expenses of $3.3 million primarily related to our early stage cardiovascular and CNS disease programs, and (iii) an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024.

General and administrative expenses

The net increase of $8.9 million in general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increases in (i) third-party legal fees and associated costs of $4.5 million, (ii) employee compensation and stock-based compensation expenses of $3.0 million primarily due to increased headcount and equity awards granted since June 30, 2023, (iii) third-party audit, accounting, investor relations, public relations and other professional service provider fees, as well as insurance expenses, of $0.9 million primarily due to our becoming a publicly traded company in November 2023, and (iv) travel expenses of $0.2 million.

Interest income

We recognized interest income of $4.0 million and $1.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund with an increased average invested balance in 2024 primarily due to the net proceeds received from our IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023, as well the net proceeds received from our Private Placement offering in March 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through June 30, 2024, we funded our operations primarily with total net proceeds from sales of our common stock, convertible SAFE Note and convertible equity securities of $377.9 million. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $175.0 million and $121.5 million, respectively.

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

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(35,019)	$(31,566)
Net cash used in investing activities	(411)	(39)
Net cash provided by (used in) financing activities	88,945	(192)
Net increase (decrease) in cash	$53,515	$(31,797)

Operating activities

During the six months ended June 30, 2024, net cash used in operating activities consisted primarily of our net loss of $42.9 million, which was partially offset by $5.2 million of stock-based compensation expense, $1.8 million of net cash provided by changes in operating assets and liabilities, and $1.0 million of depreciation and amortization of operating and finance right-of-use assets.

During the six months ended June 30, 2023, net cash used in operating activities consisted primarily of our net loss of $32.1 million and $1.7 million of net cash used by changes in operating assets and liabilities, which were partially offset by $1.4 million of stock-based compensation expense and $0.9 million of depreciation and amortization of our right-of-use assets for our operating and finance leases

Investing activities

During the six months ended June 30, 2024, net cash used in investing activities was $0.4 million and consisted primarily of purchases of lab equipment.

During the six months ended June 30, 2023, net cash used in investing activities of $39,000 consisted primarily of purchases of lab equipment.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities consisted primarily of the net proceeds received from the Private Placement offering of $88.7 million, as well as $0.4 million of proceeds received from the exercise of stock options, which were partially offset by $0.2 million of principal payments made on equipment finance leases.

During the six months ended June 30, 2023, net cash used in financing activities consisted primarily of $0.2 million of principal payments made on equipment finance leases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. We incurred net losses of $66.4 million for the year ended December 31, 2023, and $21.2 million and $42.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $224.8 million. We have primarily financed our operations with approximately $100.3 million of net proceeds raised in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $88.7 million, $185.0 million and $3.9 million of net proceeds from the Private Placement, sales of our convertible equity securities and a convertible SAFE Note, respectively. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2024, we had cash and cash equivalents of $175.0 million. Following the $88.7 million of net proceeds received upon the closing of the Private Placement in March 2024, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. Recently, the Supreme Court overruled the Chevron doctrine, which had given deference to regulatory agencies’ statutory interpretations of ambiguous regulations in litigation against federal government agencies, such as the FDA. The overruling of the Chevron doctrine may significantly increase the number of challenges brought by companies and other stakeholders against federal agencies such as the FDA and its longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intendsed to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

We have obtained from the FDA Orphan Drug designation for LX2006 for the treatment of FA cardiomyopathy and for LX2020 for the treatment of PKP2-ACM. LX2006 has also received Orphan Medicinal Product designation from the European Commission. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA, Congress or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

With respect to our portfolio of gene therapy programs for the treatment of homozygous APOE4-associated Alzheimer’s disease, we are aware that uniQure, N.V. is pursuing AMT-240, a preclinical gene therapy candidate for autosomal dominant Alzheimer’s disease intended to silence the APOE4 variant while expressing the protective variant, and Novartis has a gene therapy candidate for Alzheimer’s disease that is in the early preclinical stages of development. Many large and small pharmaceutical companies and academic institutions are developing potential treatments for the condition given the significant unmet need and the large population suffering from Alzheimer’s disease. There are multiple FDA-approved treatments for Alzheimer’s disease, including donepezil (Aricept), memantine (Namenda), and in January of 2023, lecanemab was granted accelerated approval by the FDA for the treatment of Alzheimer’s disease based on the observed reduction of amyloid beta plaque and was granted full approval by the FDA in June 2023. In addition, Eli Lilly and Company’s donanemab (Kisunla) received FDA approval in July 2024 for the treatment of Alzheimer's disease. Finally, we are aware that Voyager Therapeutics, Inc. is pursuing Alzheimer’s disease treatments and have early-stage discovery efforts ongoing based on vectorized antibodies.

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

Our collaboration with Cornell is critical to our business and in May 2020, we entered into two separate license agreements with Cornell pursuant to which we obtained rights under certain patents, know-how and data to exploit products and technologies covered by such intellectual property. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell at the end of 2019. As part of our second license agreement with Cornell, as amended, we received an in-license for technology related to portfolios for infantile neuronal ceroid lipofuscinosis type 2 (also called CLN2 Batten disease) and FA cardiomyopathy, as well as an assignment of Cornell’s IND to support the development of our LX1004 program. In February 2021, we further expanded our collaboration and entered into a research collaboration agreement with Cornell to conduct preclinical research to develop the licensed technology, which expired pursuant to its terms in February 2024. We entered into a third license agreement with Cornell in April 2024 pursuant to which we obtained certain rights for FA cardiomyopathy, including rights to current and future clinical data from an ongoing Cornell investigator-initiated Phase 1A trial of a gene therapy candidate AAVrh10.hFXN, known as LX2006 at Lexeo. Pursuant to these license agreements, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. If Cornell delays or fails to perform its obligations under the license agreements terminates any of the license agreements in accordance with its terms, or a dispute otherwise arises between the parties concerning the terms of the agreements or our respective rights to licensed technology, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

Our collaboration with UCSD is also highly important to our business, as we have licensed from UCSD intellectual property rights related to our LX2020, LX2021 and LX2022 programs under three separate license agreements, and we have entered into sponsored research agreements with UCSD for preclinical research and development for these programs. If UCSD delays or fails to perform its obligations under either of the sponsored research agreements or any of the license agreements, disagrees with our interpretation of the terms of the sponsored research agreements, license agreements or our discovery plan or terminates any of our existing license agreements, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, within specified time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, or experience material protocol deviations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. If the FDA or any regulatory authority determines that our clinical data are not reliable for any reason, or if we encounter any data integrity issues, the FDA or other regulatory authorities may require us to exclude such data, which may cause the trial to be underpowered and fail to meet the trial endpoints. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of each of our current product candidates. In particular, we in-license key patents, patent applications and know-how from Adverum related to LX2006, we in-license patent applications and know-how from Cornell related to our LX1001, LX1020 and LX1021 product candidates, and we in-license patent applications and know-how from UCSD, related to our LX2020, LX2021 and LX2022 product candidates. Our license agreements impose diligence and milestone and royalty payment obligations on us, and also contain certain development requirements. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we will not be able to develop, manufacture or market any product using the intellectual property under any such terminated agreement and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, executive orders or other actions could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. If such executive actions were to impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business could be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, Eric Adler, M.D., our Chief Medical Officer and Head of Research, Sandi See Tai, M.D., our Chief Development Officer, Jose Manuel Otero, our Chief Technical Officer, and Jenny R. Robertson, our Chief Business and Legal Officer, as well as on the scientific expertise of our founder, Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Each of our executive officers may currently terminate their employment with us at any time and we do not have an employment contract with Dr. Crystal. We do not maintain “key person” insurance for any of our executives or employees.

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

As of June 30, 2024, we had 69 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended June 30, 2024.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	779		$4.87	—	—
May 1, 2024 to May 31, 2024	—		—	—	—
June 1, 2024 to June 30, 2024	2,212	(1)	$4.18	—	—
Total	2,991		$13,046	—	—

(1) We repurchased shares of our common stock that were previously issued upon the early exercise of employee stock options in connection with the exercise of our repurchase right upon cessation of service of certain of our employees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

10.1†*	2021 Equity Incentive Plan, as amended from time to time and Form of Stock Option Agreement, Early Exercise Notice and Restricted Stock Purchase Agreement, and Exercise Notice.

10.2†*	Employment Agreement, dated April 10, 2024, by and between the Company and Jose Manuel Otero.

10.3^*	Third License Agreement, dated April 21, 2024, by and between Cornell University and the Company.

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

† Indicates a management contract or any compensatory plan, contract or arrangement.

^ Portions of this agreement have been omitted pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXEO THERAPEUTICS, INC.

August 12, 2024	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)