Form 10-Q
period 2024-09-30
Lexeo Therapeutics, Inc.
filed 2024-11-13
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 33,065,947 shares of common stock outstanding as of November 12, 2024.

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

-ii-

•
the impact of laws and regulations; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$157,020	$121,466
Prepaid expenses and other current assets	2,438	2,828
Total current assets	159,458	124,294
Restricted cash	3,252	3,252
Property and equipment, net	1,180	1,056
Lease right-of-use assets - finance, net	1,540	1,763
Lease right-of-use assets - operating	8,435	9,442
Total assets	$173,865	$139,807

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$8,438	$3,794
Accrued expenses and other current liabilities	15,698	10,840
Current portion of lease liabilities - finance	574	518
Current portion of lease liabilities - operating	2,108	2,087
Total current liabilities	26,818	17,239
Non-current liabilities
Non-current portion of lease liabilities - finance	930	1,247
Non-current portion of lease liabilities - operating	6,791	7,786
Total liabilities	34,539	26,272

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of September 30, 2024; 33,070,045 shares issued and 33,058,447 shares outstanding as of September 30, 2024; 500,000,000 shares authorized as of December 31, 2023; 26,668,485 shares issued and 26,646,378 shares outstanding as of December 31, 2023	3	3
Treasury stock, at cost, 2,991 common shares at September 30, 2024 and 0 common shares at December 31, 2023	(13)	-
Additional paid-in capital	393,585	295,372
Accumulated deficit	(254,249)	(181,840)
Total stockholders' equity	139,326	113,535
Total liabilities and stockholders' equity	$173,865	$139,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$23,423	$17,246	$55,725	$44,920
General and administrative	8,120	3,027	22,659	8,619
Total operating expenses	31,543	20,273	78,384	53,539
Operating loss	(31,543)	(20,273)	(78,384)	(53,539)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	-	(272)	-	(272)
Other income (expense), net	(3)	1	(9)	(6)
Interest expense	(35)	(52)	(107)	(155)
Interest income	2,092	488	6,091	1,765
Total other income and expense	2,054	165	5,975	1,332
Loss from operations before income taxes	(29,489)	(20,108)	(72,409)	(52,207)
Income taxes	-	-	-	-
Net loss and comprehensive loss	$(29,489)	$(20,108)	$(72,409)	$(52,207)
Net loss per common share, basic and diluted	$(0.89)	$(12.36)	$(2.31)	$(32.24)
Weighted average number of shares outstanding used in computation of net loss per common share, basic and diluted	33,063,153	1,626,734	31,354,821	1,619,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

	Convertible					Additional		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	-	$-	26,646,378	$3	$-	$295,372	$(181,840)	$113,535
Exercise of stock options	-	-	942	-	-	10	-	10
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	1,916	-	-	3	-	3
Issuance of common stock upon private placement offering, net of commissions and offering costs of $6,246	-	-	6,278,905	-	-	88,753	-	88,753
Stock-based compensation expense	-	-	-	-	-	2,331	-	2,331
Net loss	-	-	-	-	-		(21,682)	(21,682)
Balances at March 31, 2024	-	$-	32,928,141	$3	$-	$386,469	$(203,522)	$182,950
Exercise of stock options	-	-	108,912	-	-	419	-	419
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	5,849	-	-	26	-	26
Additional offering costs incurred related to issuance of common stock upon private placement offering	-	-	-	-	-	(42)	-	(42)
Treasury stock repurchase	-	-	(2,991)	-	(13)	-	-	(13)
Stock-based compensation expense	-	-	-	-	-	2,846	-	2,846
Net loss	-	-	-	-	-	-	(21,238)	(21,238)
Balances at June 30, 2024	-	$-	33,039,911	$3	$(13)	$389,718	$(224,760)	$164,948
Exercise of stock options	-	-	15,792	-	-	39	-	39
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	2,744	-	-	14	-	14
Additional issuance costs incurred related to issuance of convertible SAFE Note	-	-	-	-	-	24	-	24
Stock-based compensation expense	-	-	-	-	-	3,790	-	3,790
Net loss	-	-	-	-	-	-	(29,489)	(29,489)
Balances at September 30, 2024	-	$-	33,058,447	$3	$(13)	$393,585	$(254,249)	$139,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

	Convertible					Additional		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	143,653,545	$185,033	1,607,185	$-	$-	$2,492	$(115,446)	$(112,954)
Exercise of stock options	-	-	1,494	-	-	12	-	12
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	-	-	5,325	-	-	21	-	21
Stock-based compensation expense	-	-	-	-	-	397	-	397
Net loss	-	-	-	-	-	-	(18,658)	(18,658)
Balances at March 31, 2023	143,653,545	$185,033	1,614,004	$-	$-	$2,922	$(134,104)	$(131,182)
Exercise of stock options	-	-	2,342	-	-	9	-	9
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	5,708	-	-	26	-	26
Stock-based compensation expense	-	-	-	-	-	969	-	969
Net loss	-	-	-	-	-	-	(13,441)	(13,441)
Balances at June 30, 2023	143,653,545	$185,033	1,622,054	$-	$-	$3,926	$(147,545)	$(143,619)
Exercise of stock options	-	-	8,080	-	-	30	-	30
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	3,072	-	-	16	-	16
Stock-based compensation expense	-	-	-	-	-	873	-	873
Net loss	-	-	-	-	-	-	(20,108)	(20,108)
Balances at September 30, 2023	143,653,545	$185,033	1,633,206	$-	$-	$4,845	$(167,653)	$(162,808)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(72,409)	$(52,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	1,007	932
Reduction in the carrying amount of ROU assets, finance	245	227
Stock based compensation expense	8,967	2,239
Depreciation and amortization expense	229	194
Change in fair value of convertible SAFE Note liability	-	272
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	390	292
Accounts payable	4,420	(574)
Accrued expenses and other current liabilities	5,289	4,211
Lease liabilities, operating	(974)	(1,096)
Lease liabilities, finance	11	(5)
Net cash used in operating activities	(52,825)	(45,515)
Cash flows from investing activities:
Purchase of internal use software	(13)	(50)
Purchase of property and equipment	(481)	(42)
Net cash used in investing activities	(494)	(92)
Cash flows from financing activities:
Proceeds from exercise of stock options	468	51
Payments on finance leases	(294)	(320)
Treasury stock repurchase	(13)	-
Payments of issuance costs on convertible SAFE Note	-	(11)
Proceeds from issuance of convertible SAFE Note	-	4,000
Proceeds from issuance of common stock upon private placement offering, net of commissions and offering costs	88,712	-
Net cash provided by financing activities	88,873	3,720
Net change in cash, cash equivalents and restricted cash	35,554	(41,887)
Cash, cash equivalents and restricted cash at beginning of period	124,718	80,588
Cash, cash equivalents and restricted cash at end of period	$160,272	$38,701
Supplemental disclosure of non-cash activities
Deferred offering costs included in accounts payable and accrued expenses	$-	$1,004
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$-	$125
(Property and equipment purchased in the prior period and paid in the current period), net of property and equipment purchased in the current period included in accounts payable and accrued expenses	$(141)	$73
Finance lease right-of use assets and finance lease liabilities recognized	$22	$-
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$42	$63

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

These unaudited condensed financial statements and accompanying notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 11, 2024. The unaudited condensed balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.

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

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $72.4 million and $66.4 million during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $157.0 million and an accumulated deficit of $254.2 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares, as well $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "convertible SAFE Note") in August 2023. During the nine months ended September 30, 2024, the Company received total net proceeds of $88.7 million after deducting underwriting commissions and offering expenses in a private placement offering of its common stock (see Note 8). Management estimates that the Company's current cash and cash equivalents balance is sufficient to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During (i) the three and nine months ended September 30, 2023, 8,070,027 potential common shares related to the conversion of series A convertible preferred stock and 5,489,573 potential common shares related to the conversion of series B convertible preferred stock, which converted into 8,070,027 common shares and 6,386,337 common shares, respectively, in connection with the Company’s IPO on November 7, 2023 (see Note 8), and 2,322,843 potential common shares related to the exercise of outstanding stock options, and (ii) the three and nine months ended September 30, 2024, 3,744,541 total potential common shares related to the exercise of outstanding stock options and settlement of outstanding restricted stock units ("RSUs") (see Note 9), were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of September 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$139,021	$-	$-	$139,021
	$139,021	$-	$-	$139,021

	As of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$102,484	$-	$-	$102,484
	$102,484	$-	$-	$102,484

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation and amortization as of September 30, 2024 and December 31, 2023:

	Useful Life	September 30, 2024	December 31, 2023
Internal use software	3 years	$309	$296
Furniture and fixtures	5 years	386	380
Lab equipment	7 years	823	514
Leasehold improvements	7 years	272	247
Total property and equipment		1,790	1,437
Less: accumulated depreciation and amortization		(610)	(381)
Total property and equipment, net		$1,180	$1,056

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$10,863	$6,384
Accrued bonus expenses	2,961	2,810
Accrued general and administrative expenses and other professional fees	1,320	1,092
Other current liabilities	554	554
Total accrued expenses and other current liabilities	$15,698	$10,840

6. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of September 30, 2024 and December 31, 2023. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of September 30, 2024 and December 31, 2023 were 4.8 years and 5.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease expense	$537	$537	$1,611	$1,611
Variable lease expense	116	295	344	489
Total operating lease expense	$653	$832	$1,955	$2,100
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$528	$720	$1,578	$1,775

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of September 30, 2024:

Years ended December 31	Operating Leases
2024	$535
2025	2,152
2026	2,206
2027	2,261
2028	2,318
Thereafter	1,372
Total lease payments	10,844
Less: present value adjustment	(1,945)
Total operating lease liabilities	$8,899
Included in the balance sheet:
Current portion of lease liabilities - operating	2,108
Non-current portion of lease liabilities - operating	6,791
Total operating lease liabilities	$8,899

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provision of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at September 30, 2024 were $2.2 million, $0.7 million and $1.5 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of September 30, 2024, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements executed through the issuance date of these unaudited condensed financial statements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of September 30, 2024 were 2.9 years, 5.1 years, and 8.58%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2023 were 3.7 years, 5.7 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reduction in the carrying amount of ROU assets, finance	$80	$79	$245	$227
Interest on finance lease liabilities	36	44	96	136
Total finance lease expense	$116	$123	$341	$363
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$111	$107	$294	$320

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at September 30, 2024:

Years ended December 31	Equipment Finance Leases
2024	$147
2025	587
2026	587
2027	359
2028	11
Total lease payments	1,691
Less: imputed interest	(187)
Total finance lease liabilities	$1,504
Included in the balance sheet:
Current portion of lease liabilities - finance	574
Non-current portion of lease liabilities - finance	930
Total finance lease liabilities	$1,504

7. Convertible SAFE Note

On August 24, 2023, the Company entered into the convertible SAFE Note with Sarepta Therapeutics, Inc. in a principal amount of $4.0 million bearing simple interest at an annual rate of 10% to be repaid after one year in the absence of the occurrence of certain settlement events. The convertible SAFE Note was accounted for as a liability in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, with changes in estimated fair value recognized in earnings. In connection with the convertible SAFE Note, the Company incurred issuance costs of $0.1 million that were recorded as a discount to the liability balance and amortized to interest expense over the term of the convertible SAFE Note. During the three months ended September 30, 2023 (inception of the convertible SAFE Note), the estimated fair value of the convertible SAFE Note, gross of unamortized discount, increased by $272,000 to $4.1 million. Upon the declaration of effectiveness of the Company's IPO registration statement on November 2, 2023, the carrying value of the convertible SAFE Note of $4.4 million, net of unamortized discount, automatically converted into 411,815 shares of the Company’s common stock (see Note 8).

8. Capital Stock

As of September 30, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, 33,070,045 shares and 26,668,485 shares, respectively, of the Company's common stock authorized were issued, including 11,598 shares and 22,107 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. The Company did not repurchase any shares of common stock during the three months ended September 30, 2024, and repurchased a total of 2,991 shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $13,000 during the nine months ended September 30, 2024, which was recorded to treasury stock in the Company's condensed balance sheet (see Note 9). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

Upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023, the Company's outstanding convertible SAFE Note automatically converted into 411,815 shares of common stock (see Note 7). Upon the closing of the Company's IPO on November 7, 2023, the Company issued and sold 9,090,910 shares of its common stock, and subsequently, the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued. The net proceeds to the Company from the IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100.3 million based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and offering expenses totaling $11.3 million. Also upon the closing of the Company's IPO on November 7, 2023, all 85,495,722 then outstanding shares of the Company’s series A convertible preferred stock and all 58,157,823 then outstanding shares of the Company’s series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of series B convertible preferred stock antidilution provisions. On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement that closed on March 13, 2024 (the "Private Placement"). The gross and net proceeds received from the Private Placement were approximately $95.0 million and $88.7 million, respectively, after deducting approximately $6.3 million of commissions and other offering costs.

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, settlement of outstanding RSUs, and future issuance of stock-based awards:

	September 30, 2024	December 31, 2023
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	3,471,849	2,415,740
RSUs subject to settlement in shares of common stock under the 2023 Plan	272,692	-
Shares available for issuance under the 2023 Plan	2,175,005	2,293,816
Shares available for issuance under the 2023 ESPP	505,284	238,600
Total shares of common stock reserved for future issuance	6,424,830	4,948,156

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

Upon adoption, the maximum number of shares of common stock that may be issued under the 2023 Plan was initially 4,737,000 shares, which was approximately the sum of (i) 1,803,980 new shares, plus (ii) the 2021 Plan’s available reserve, plus (iii) the number of returning shares, if any, upon the cancellation or forfeiture of equity awards that are outstanding under the 2021 Plan. In addition, the number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024, and continuing through and including January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1. Upon adoption, the maximum number of shares of common stock that may be issued under the 2023 ESPP was initially 238,600 shares. The number of shares of common stock reserved for issuance under the 2023 ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 and continuing through and including January 1, 2033, by the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, (ii) 477,200 shares and (iii) a number of shares determined by the Company’s Board of Directors. Shares subject to purchase rights granted under the 2023 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2023 ESPP.

On January 1, 2024, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,333,424 shares and 266,684 shares, respectively, to totals of 6,070,424 shares and 505,284 shares, respectively. As of September 30, 2024, 2,175,005 shares and 505,284 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. No shares have been issued under the 2023 ESPP through September 30, 2024.

Stock option activity

Stock options granted under the 2021 Plan generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of common stock during the three months ended September 30, 2024, and repurchased a total of 2,991 shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $13,000 during the nine months ended September 30, 2024, which was recorded to treasury stock in the Company's condensed balance sheet (see Note 8).

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

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the three months ended September 30, 2024 (weighted-average remaining contractual term (in years) is not stated in thousands):

	Number of	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(per share)	(in years)	Value
Outstanding as of December 31, 2023	2,415,740	$8.32	$5.80	7.83	$13,689
Granted	1,469,580	15.86	11.78
Exercised	(125,646)	3.72	2.39		1,231
Forfeited	(222,058)	10.69	7.82
Expired	(65,767)	12.87	5.37
Outstanding as of September 30, 2024	3,471,849	$11.44	$8.33	8.40	$5,523
Vested options outstanding and exercisable as of September 30, 2024	1,202,058	$6.70	$4.61	7.25	$4,527
Unvested options outstanding and exercisable as of September 30, 2024	751,693	$10.41	$7.55	8.22	$996
Unvested options outstanding and unexercisable as of September 30, 2024	1,518,098	$15.71	$11.66	9.41	$-

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $13.71 per share. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $39,000.

The total grant date fair values of stock options vested during the three months ended September 30, 2024 and September 30, 2023 were $1.3 million and $1.0 million, respectively. The total grant date fair values of stock options vested during the nine months ended September 30, 2024 and September 30, 2023 were $2.9 million and $1.8 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis during the nine months ended September 30, 2024 (not stated in thousands):

Nine Months Ended
September 30,
2024
Weighted average risk-free interest rate	4.14%
Expected term (in years)	6.02
Expected volatility	85.78%
Expected dividend yield	0.00%

The expected dividend yield is 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

RSU activity

RSUs granted under the 2023 Plan generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the RSUs granted vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters.

The following table summarizes the RSU activity under the 2023 Plan for the nine months ended September 30, 2024:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2023	-	$-
Granted	284,620	15.58
Vested	-	-
Forfeited	(11,928)	14.85
Unvested as of September 30, 2024	272,692	$15.61

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expense	$1,817	$503	$4,337	$1,219
General and administrative expense	1,973	371	4,630	1,020
Total stock-based compensation expense	$3,790	$874	$8,967	$2,239

As of September 30, 2024, there was $20.8 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs estimated to be recognized over a weighted-average period of 1.37 years.

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(29,489)	$(20,108)	$(72,409)	$(52,207)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,063,153	1,626,734	31,354,821	1,619,152
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(12.36)	$(2.31)	$(32.24)

11. Commitments and Contingencies

Leases—As of September 30, 2024, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 6).

Commitments—As of September 30, 2024, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 12). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company recognizes any associated legal fees as incurred and accrues a liability for such contingent liability matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings, except that on October 12, 2023, Rocket Pharmaceuticals, Inc. (“Rocket”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are two former employees of the Company’s analytical development team, both of whom were employed at Rocket before joining the Company in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that the Company used this information to advance its programs. The complaint seeks unspecified damages and asks the court to enjoin the Company from competing and working in the market for gene therapy treatments targeting cardiac diseases. The Company retained legal counsel to assist with its ongoing review of the allegations in Rocket’s complaint and is confident in its defenses to the allegations. In addition, in August 2024, the Company asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. The case is currently in the discovery phase. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, the Company currently does not expect the final outcome will have a material adverse effect on its timelines for development of its product candidates.

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

12. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich ataxia ("FA") (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of September 30, 2024, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

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

As initial consideration for the May 2020 Cornell License Agreements, the Company paid Cornell an upfront payment in cash of $0.3 million and issued $1.3 million of notes (“Notes”). In November 2020, Notes with outstanding principal of $1.3 million were cancelled in exchange for 1,337,610 shares of series A convertible preferred stock, which converted into 126,258 shares of common stock upon the closing of the Company's IPO on November 7, 2023. As additional consideration, the Company is required to pay Cornell up to $8.4 million upon the achievement of specific clinical and regulatory milestones under the First Cornell License Agreement and up to $4.3 million in two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Second Cornell License Agreement. In the second quarter of 2022, a clinical and regulatory milestone of $0.1 million was recognized and paid to Cornell in connection with the Second Cornell License Agreement. The Company is also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments.

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

During the three and nine months ended September 30, 2023, the Company incurred and paid $5,000 and $10,000, respectively in connection with the Cornell License Agreements. During the three and nine months ended September 30, 2024, the Company incurred and paid $0 and $0.7 million, respectively in connection with the Cornell License Agreements.

Stelios Therapeutics, Inc.—Stelios Therapeutics, Inc. (“Stelios”) was an early-stage company developing novel adeno-associated AAV-based gene therapies for rare cardiac conditions including arrhythmogenic cardiomyopathy and TNNI3-associated hypertrophic cardiomyopathy. On July 16, 2021, the Company acquired 100% of the outstanding stock of Stelios that was accounted for as an asset acquisition pursuant FASB ASC 805, Business Combinations. The Company is required to pay up to a remaining aggregate of $12.5 million to the selling shareholders of Stelios upon the achievement of certain development milestones, excluding a $6.0 million development milestone that was achieved in the third quarter of 2024 and paid in the fourth quarter of 2024. Dr. Eric Adler, the Company's Chief Medical Officer and Head of Research, was a co-founder of Stelios and a selling shareholder. Of the $6.0 million development milestone payment, Dr. Adler received approximately $1.3 million.

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement”, respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through September 30, 2024 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On October 4, 2021, the Company entered into an exclusive worldwide license agreement (the “Third UCSD Agreement” and collectively with the First UCSD Agreement and the Second UCSD Agreement, the “UCSD Agreements”) with the Regents of UCSD to in-license materials and intellectual property related to LX2020, a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The Third UCSD Agreement relates to the Company’s development efforts for its LX2020 program. In connection with the Third UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The Third UCSD Agreement required the Company to pay a one-time up-front non-refundable cash fee of $20,000 and requires the Company to pay aggregate development and commercialization milestones of up to $4.0 million, and low- to mid-single digit royalties based on aggregate net sales. Research and development expenses incurred by the Company and payments made to the Regents of UCSD under the terms of the Third UCSD Agreement were the one-time up-front non-refundable cash fee of $20,000 as well as a $0.1 million development milestone that was achieved during the third quarter of 2024. The Company has the right to terminate the Third UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (the "First UCSD SRA", the "Second UCSD SRA", and collectively, the “UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the UCSD SRAs are $5.6 million, of which the Company incurred $0.2 million and $1.3 million of research and development expenses during the three and nine months ended September 30, 2023, respectively. The Company paid $0 and $0.2 million to the Regents of UCSD in connection with the UCSD SRAs during the three and nine months ended September 30, 2023, respectively. The Company did not incur any research and development expenses in connection with the UCSD SRAs during the three and nine months ended September 30, 2024. The Company paid $0 and $0.7 million to the Regents of UCSD in connection with the UCSD SRAs during the three and nine months ended September 30, 2024, respectively. The Company has paid a cumulative total of $4.0 million to the Regents of UCSD as of September 30, 2024, in connection with the UCSD SRAs.

On April 13, 2024, the Company entered into a third sponsored research agreement with the Regents of UCSD (the “Third UCSD SRA”) for the Company’s LX2022 program in connection with the Second UCSD Agreement. Under the terms of the Third UCSD SRA, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Third UCSD SRA has a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The costs to be invoiced to the Company over the term of the Third UCSD SRA are $0.7 million, and the Company may incur additional costs of $0.6 million under the Third UCSD SRA if certain study objectives are met. The Company also entered into an amendment to the Second UCSD SRA for the Company’s LX2022 program that extended the term of the Second UCSD SRA to December 2024. The Company incurred $0.1 million and $0.5 million of research and development costs during the three and nine months ended September 30, 2024, respectively, and paid $0.3 million and $0.6 million during the three and nine months ended September 30, 2024, respectively, to the Regents of UCSD in connection with the Third UCSD SRA.

On April 19, 2024, the Company entered into an amendment to the First UCSD SRA (as amended, the "Amended First UCSD SRA") for the Company’s LX2021 program in connection with the First UCSD Agreement. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to the Company under the Amended First UCSD SRA are $0.8 million. The Company incurred $0.1 million and $0.5 million of research and development costs during the three and nine months ended September 30, 2024, respectively, and paid $0.3 million during each of the three and nine months ended September 30, 2024 to the Regents of UCSD in connection with the Amended First UCSD SRA.

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

Under the terms of the WCM Agreement, each WCM invention, joint invention, and related joint results for which an Improvement, as defined in the WCM Agreement, applies and the Company has made an election to amend the Cornell License Agreements, the Company has the first option to negotiate in good faith with WCM for royalty- bearing, worldwide license, under Cornell patent rights, Cornell rights, and Cornell’s interest in joint patent rights, to develop, make, have made, use, offer for sale, sell, have sold, and import derived products in the field. During the three and nine months ended September 30, 2023 the Company incurred $0.1 million and $1.0 million, respectively, of research and development costs and paid $0 and $1.8 million, respectively, to Cornell in connection with the WCM Agreement. During each of the three and nine months ended September 30, 2024 the Company incurred and paid $0.3 million of research and development costs to Cornell in connection with the WCM Agreement.

The WCM Agreement expired in accordance with its terms in February 2024.

13. Subsequent Events

Subsequent events have been evaluated through November 13, 2024, which is the date that these unaudited condensed financial statements were issued and were available to be issued.

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

Our most advanced cardiovascular product candidate, LX2006 for the treatment of patients with Friedreich ataxia, or FA, cardiomyopathy, is currently being evaluated in SUNRISE-FA, an ongoing Phase 1/2 clinical trial. We have observed an increase in frataxin protein expression in the hearts of four patients that have undergone cardiac biopsies across cohort 1 (n=1) and cohort 2 (n=3). In July 2024, we announced interim clinical data of LX2006 from the ongoing Lexeo-sponsored SUNRISE-FA trial and Cornell investigator-initiated trial, providing baseline characteristics from 11 participants that had been treated and follow-up data from 8 participants that had reached at least 6-months of follow-up, showing improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I. LX2006 has been generally well-tolerated across both SUNRISE-FA and Weill Cornell investigator-initiated trials to date. One possibly treatment-related Grade 2 event of asymptomatic myocarditis was observed one year after dosing; participant with multiple comorbidities and history of flu-like symptoms prior to diagnosis which may have been a contributing factor. A biopsy was performed six weeks after diagnosis and results were negative for myocarditis and participant remains asymptomatic. In November 2024, we announced that we reached alignment with the U.S. Food and Drug Administration, or FDA, on key elements of a registrational development plan for LX2006, including accelerated approval pathway with left ventricular mass index and frataxin protein expression as co-primary registrational endpoints. LX2006 has received Rare Pediatric Disease designation, Orphan Drug designation, Fast Track designation and Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA, and Orphan Medicinal Product designation from the European Commission. Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. We have completed enrollment of cohort 1 and expect to provide an interim data readout from that cohort in the later part of the first quarter or early part of the second quarter of 2025. LX2020 received Fast Track and Orphan Drug designations from the FDA in December 2023.

Our lead Alzheimer’s disease product candidate, LX1001, for the treatment of APOE4 homozygous patients with Alzheimer’s disease, is in an ongoing Phase 1/2 trial. In October 2024, we reported interim data across all four dose cohorts at the Clinical Trials on Alzheimer's Disease conference in Madrid, Spain. LX1001 was generally well-tolerated across all dose cohorts with no reports of amyloid-related imaging abnormalities. Four serious adverse events were reported, with three deemed unrelated to treatment and one event of mild-moderate sensorineural hearing loss assessed as possibly related to treatment with repeat audiometry pending. A dose and time-dependent increase in neuroprotective APOE2 expression was observed in all participants with ongoing durability at 12 months, and reductions in cerebrospinal fluid tau biomarkers and tau positron emission tomography were seen in a majority of patients.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of September 30, 2024, we had $157.0 million of cash and cash equivalents, and we had raised aggregate net proceeds of $100.3 million from our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $88.7 million, $185.0 million and $3.9 million of net proceeds from the Private Placement, the sales of our convertible equity securities, and the convertible SAFE Note, respectively (see Note 8 to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report for more information). We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the nine months ended September 30, 2024 and the year ended December 31, 2023 were $72.4 million and $66.4 million, respectively, and our accumulated deficit was $254.2 million at September 30, 2024. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

Fair value adjustment to convertible SAFE Note

Fair value adjustment to convertible SAFE Note consists of losses on the estimated fair value of the convertible SAFE Note.

Other income (expense), net

Other income (expense), net includes net foreign exchange gains and (losses).

Interest expense

Interest expense is primarily associated with our finance right of use asset equipment leases.

Interest income

Interest income is primarily related to interest earned from our investment in a U.S. government money market fund, as well as interest earned on interest-bearing demand deposit cash accounts.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022. As of September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$23,423	$17,246	$6,177
General and administrative	8,120	3,027	5,093
Total operating expenses	31,543	20,273	11,270
Operating loss	(31,543)	(20,273)	(11,270)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	-	(272)	272
Other income (expense), net	(3)	1	(4)
Interest expense	(35)	(52)	17
Interest income	2,092	488	1,604
Total other income and expense	2,054	165	1,889
Loss from operations before income taxes	(29,489)	(20,108)	(9,381)
Income taxes	-	-	-
Net loss and comprehensive loss	$(29,489)	$(20,108)	$(9,381)

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct external research and development expenses by program:
LX2020	$11,367	$5,534	$5,833
LX2006	2,355	1,447	908
LX1001	1,033	4,804	(3,771)
Other programs	1,086	660	426
Total direct external research and development expenses by program	15,841	12,445	3,396
Unallocated research and development expenses:
Employee and stock-based compensation expenses	5,924	3,477	2,447
Lab-related costs and supplies	362	229	133
Professional fees	434	338	96
Other unallocated costs, including facilities	862	757	105
Total unallocated research and development expenses:	7,582	4,801	2,781
Total research and development expenses	$23,423	$17,246	$6,177

The net increase of $6.2 million in total research and development expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to increases in (i) milestone expenses of $6.1 million, consisting primarily of a $6.0 million development milestone for our LX2020 program that was achieved during the third quarter of 2024 and subsequently paid to the selling shareholders of Stelios, (ii) employee compensation and stock-based compensation expenses of $2.4 million primarily due to increased headcount and equity awards granted to existing employees since September 30, 2023, (iii) quality assurance expenses of $0.3 million, (iv) preclinical expenses of $0.2 million, and (v) regulatory and program and portfolio management expenses of $0.2 million. These increases were partially offset by decreases in (i) clinical trial expenses of $1.5 million, (ii) chemistry, manufacturing and controls, or CMC, expenses of $1.4 million, and (iii) non-clinical expenses of $0.2 million.

General and administrative expenses

The net increase of $5.1 million in general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to increases in (i) employee compensation and stock-based compensation expenses of $2.5 million primarily due to increased headcount and equity awards granted to existing employees since September 30, 2023, (ii) third-party legal fees and associated costs of $1.8 million, and (iii) third-party audit, tax, and other professional service provider fees, as well as insurance expenses, of $0.4 million primarily due to our becoming a publicly traded company in November 2023.

Interest income

We recognized interest income of $2.1 million and $0.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund with an increased average invested balance in 2024 primarily due to the net proceeds received from our IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023, as well the net proceeds received from our Private Placement offering in March 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$55,725	$44,920	$10,805
General and administrative	22,659	8,619	14,040
Total operating expenses	78,384	53,539	24,845
Operating loss	(78,384)	(53,539)	(24,845)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	-	(272)	272
Other income (expense), net	(9)	(6)	(3)
Interest expense	(107)	(155)	48
Interest income	6,091	1,765	4,326
Total other income and expense	5,975	1,332	4,643
Loss from operations before income taxes	(72,409)	(52,207)	(20,202)
Income taxes	-	-	-
Net loss and comprehensive loss	$(72,409)	$(52,207)	$(20,202)

Research and development expenses

The following table summarizes our research and development expenses incurred for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct external research and development expenses by program:
LX2020	$20,054	$11,908	$8,146
LX2006	9,476	6,745	2,731
LX1001	1,870	9,661	(7,791)
Other programs	3,015	2,430	585
Total direct external research and development expenses by program	34,415	30,744	3,671
Unallocated research and development expenses:
Employee and stock-based compensation expenses	16,684	9,549	7,135
Lab-related costs and supplies	1,051	929	122
Professional fees	1,445	1,339	106
Other unallocated costs, including facilities	2,130	2,359	(229)
Total unallocated research and development expenses:	21,310	14,176	7,134
Total research and development expenses	$55,725	$44,920	$10,805

The net increase of $10.8 million in total research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increases in (i) employee compensation and stock-based compensation expenses of $7.1 million primarily due to increased headcount and equity awards granted to existing employees since September 30, 2023, (ii) CMC expenses of $2.9 million, (iii) net milestone expense of $2.6 million, including a $6.0 million development milestone for our LX2020 program that was achieved during the third quarter of 2024 and subsequently paid to the selling shareholders of Stelios, which was partially offset by a $3.5 million development milestone for our LX2006 program that was achieved and paid to Adverum in the first quarter of 2023, (iv) clinical trial costs of $1.9 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024, (v) quality assurance expenses of $0.7 million, and (vi) license fees of $0.7 million primarily related to the Third Cornell License Agreement. These increases were partially offset by decreases in (i) non-clinical and preclinical expenses of $3.3 million primarily related to our early stage cardiovascular and central nervous system disease programs, and (ii) estimated accrued clinical trial expenses of $2.2 million resulting from an adjustment recorded in the second quarter of 2024 for our LX1001 program.

General and administrative expenses

The net increase of $14.0 million in general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increases in (i) third-party legal fees and associated costs of $6.0 million, (ii) employee compensation and stock-based compensation expenses of $5.5 million primarily due to increased headcount and equity awards granted to existing employees since September 30, 2023, (iii) third-party audit, tax, investor relations, public relations and other professional service provider fees, as well as insurance expenses, of $1.4 million primarily due to our becoming a publicly traded company in November 2023, (iv) travel, software and office supplies expenses of $0.4 million, and (v) capital tax expense of $0.2 million.

Interest income

We recognized interest income of $6.1 million and $1.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund with an increased average invested balance in 2024 primarily due to the net proceeds received from our IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023, as well the net proceeds received from our Private Placement offering in March 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through September 30, 2024, we funded our operations primarily with total net proceeds from sales of our common stock, convertible SAFE Note and convertible equity securities of $377.9 million. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $157.0 million and $121.5 million, respectively.

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

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(52,825)	$(45,515)
Net cash used in investing activities	(494)	(92)
Net cash provided by financing activities	88,873	3,720
Net increase (decrease) in cash	$35,554	$(41,887)

Operating activities

During the nine months ended September 30, 2024, net cash used in operating activities consisted primarily of our net loss of $72.4 million, which was partially offset by $9.1 million of net cash provided by changes in operating assets and liabilities, $9.0 million of stock-based compensation expense, and $1.5 million of depreciation and amortization of operating and finance right-of-use assets, as well as property and equipment.

During the nine months ended September 30, 2023, net cash used in operating activities consisted primarily of our net loss of $52.2 million, which was partially offset by $2.8 million of net cash provided by changes in operating assets and liabilities, $2.2 million of stock-based compensation expense, and $1.4 million of depreciation and amortization of operating and finance right-of-use assets, as well as property and equipment.

Investing activities

During the nine months ended September 30, 2024, net cash used in investing activities was $0.5 million and consisted primarily of purchases of lab equipment.

During the nine months ended September 30, 2023, net cash used in investing activities of $0.1 million consisted primarily of purchases of lab equipment and internal use software.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities consisted primarily of the net proceeds received from the Private Placement offering of $88.7 million, as well as $0.5 million of proceeds received from the exercise of stock options, which were partially offset by $0.3 million of principal payments made on equipment finance leases.

During the nine months ended September 30, 2023, net cash provided by financing activities consisted primarily of $4.0 million of proceeds from the issuance of the convertible SAFE Note, which was partially offset by $0.3 million of principal payments made on equipment finance leases.

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

JOBS Act accounting election

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. As an emerging growth company, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and qualitative disclosures about market risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On October 12, 2023, Rocket filed a lawsuit in the U.S. District Court for the Southern District of New York against us and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are two former employees of our analytical development team, both of whom were employed at Rocket before joining us in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that we used this information to advance its programs. The complaint seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. In addition, in August 2024, we asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. The case is currently in the discovery phase. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, we currently do not expect the final outcome will have a material adverse effect on our timelines for development of our product candidates. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. We incurred net losses of $66.4 million for the year ended December 31, 2023, and $29.5 million and $72.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $254.2 million. We have primarily financed our operations with approximately $100.3 million of net proceeds raised in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as totals of $88.7 million, $185.0 million and $3.9 million of net proceeds from the Private Placement, sales of our convertible equity securities and the convertible SAFE Note, respectively. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of September 30, 2024, we had cash and cash equivalents of $157.0 million. Following the $88.7 million of net proceeds received upon the closing of the Private Placement in March 2024, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In June 2024, the Supreme Court overruled the Chevron doctrine, which had given deference to regulatory agencies’ statutory interpretations of ambiguous regulations in litigation against federal government agencies, such as the FDA. The overruling of the Chevron doctrine may significantly increase the number of challenges brought by companies and other stakeholders against federal agencies such as the FDA and its longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

From time to time, we have and may continue to publish or present interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We have received Fast Track designation for LX1001 for the treatment of patients with early Alzheimer’s disease who are APOE4 homozygous, to slow disease progression, for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. We have also received RMAT designation for LX2006 for the treatment of FA cardiomyopathy. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of a clinical stage gene therapy program in development at Astellas Pharma Inc., preclinical gene therapy programs in development at Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a product candidate, DT-216P2, and that Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023. In 2023 Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion and is currently commercializing Skyclarys.

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

The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of each of our current product candidates. In particular, we in-license key patents, patent applications and know-how from Adverum related to LX2006, we in-license patent applications and know-how from Cornell related to our LX2006, LX1001, LX1020 and LX1021 product candidates, and we in-license patent applications and know-how from UCSD, related to our LX2020, LX2021 and LX2022 product candidates. Our license agreements impose diligence and milestone and royalty payment obligations on us, and also contain certain development requirements. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we will not be able to develop, manufacture or market any product using the intellectual property under any such terminated agreement and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

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

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we require, evidenced by written agreements, that all of our employees, consultants and advisors not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors. For example, on October 12, 2023, Rocket filed a lawsuit against us and two individuals claiming, among other things, misappropriation of confidential information and trade secrets. The individual defendants are two former employees of our analytical development team, both of whom were employed at Rocket before joining us in 2021. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that we used this information to advance our programs. The complaint seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. We retained legal counsel to assist with our ongoing review of the allegations in Rocket’s complaint and are confident in our defenses to the allegations. In addition, in August 2024, we asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. The case is currently in the discovery phase. It is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made. For additional information regarding this litigation, see "Item 1 - Legal Proceedings".

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state and federal data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Among these regulations are: Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive commercial practices; new rules adopted by the SEC in July 2023, which require public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance; and the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA and the regulations promulgated thereunder.

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

In the European Economic Area, or EEA, and the UK, the collection, use, disclosure, transfer or other processing of personal data, including clinical trial data, of individuals is governed by the General Data Protection Regulation, or European Union GDPR (with regards to the EEA) and UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the European Union GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (£17.5 million for the UK) or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail, or are alleged to fail, to comply with any such laws or regulations, we may face regulatory inquiries, investigations, and other proceedings, private claims and litigation, and significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, which became effective as of January 1, 2023, amended the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The amendments introduced by the CPRA also created a new California data protection agency authorized to implement and enforce this legislation, and it is anticipated that this development could result in increased privacy and information security enforcement. Although the CCPA, as amended by the CPRA, currently exempts certain health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Similar broad consumer privacy laws have been enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia and have been proposed in numerous other states and at the federal level. If passed, these bills may have potentially conflicting requirements that would make compliance challenging.

In addition to these consumer privacy laws, the state of Washington recently enacted health-focused privacy legislation, called the My Health, My Data Act, which became effective in March 2024. This law imposes strict requirements on the collection, use and processing of certain health-related information that is not subject to HIPAA. This law also provides for a private right of action. Other states are considering bills with similar requirements. The Washington law and, if passed, the other state bills, will add additional complexity to our existing compliance obligations.

With the GDPR, CCPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. It is possible that both existing and new laws, regulations, and other obligations to which we are or may be subject, may be interpreted and applied in a manner that is inconsistent with our existing or future privacy, data protection and cybersecurity practices. Any failure or perceived failure by us to comply with our obligations may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us and could result in significant liability, cause harm to our brand and reputation, and otherwise materially and adversely affect our reputation and business. We do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

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

As of September 30, 2024, we had 72 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions recently, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Israel and Hamas and Russia and Ukraine and increasing tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget. We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

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

Despite the implementation of security measures, our internal computer systems, as well as those of third parties on which we rely, are vulnerable to damage from, among other things, computer viruses, ransomware and other forms of malware, unauthorized access, natural disasters, terrorism, war telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, attachments to emails, denial of service attacks, phishing attacks, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, which could result in a material disruption of our product candidate development programs. For example, the loss, corruption or unavailability of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach or incident were to result in a loss of or damage to our data or applications, or inappropriate access to, or disclosure or other processing of, personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, we cannot ensure that our information technology and infrastructure will prevent breakdowns or breaches in our or third-party systems or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. Although, to our knowledge, we have not experienced any such material security breach to date, any breach or incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such breach or incident could result in legal and regulatory claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and other liabilities, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates.

To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate access to, or disclosure or other processing of, confidential or proprietary information or personal data, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed. Any such event could also compel us to comply with federal and state breach notification laws, and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to substantial liability, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a data breach or other security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. However, we cannot guarantee that we will be able to detect or prevent any such incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. To the extent that any data breach, disruption or security incident were to result in any loss, destruction, or alteration of, damage, unauthorized access to or inappropriate or unauthorized disclosure, dissemination or other processing of, our data, including personal data, or other information that is processed or maintained on our behalf, we could be exposed to litigation and governmental investigations and inquiries, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with applicable state, federal and foreign privacy and security laws, rules, regulations and standards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended September 30, 2024.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 30, 2024, R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 115,000 shares of common stock, commencing on January 2, 2025. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 15, 2025, or earlier if all transactions under the trading arrangement are completed.

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

LEXEO THERAPEUTICS, INC.

November 13, 2024	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)