Form 10-K
period 2024-12-31
Lexeo Therapeutics, Inc.
filed 2025-03-24
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $527.9 million.

The number of shares of Registrant’s common stock outstanding as of March 21, 2025 was 33,196,997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•
the timing of our planned investigational new drug, or IND, submissions, initiation of planned clinical trials and timing of expected clinical results for LX2006 and LX2020, if applicable, and our other future product candidates;
•
the timing for receipt and announcement of data from our preclinical studies and clinical trials;
•
the timing of any submission of filings for regulatory approval of and our ability to obtain and maintain regulatory approvals for LX2006, LX2020 and any other product candidates;
•
the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
•
our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•
the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
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
•
our expectations regarding the scope of any approved indication for LX2006, LX2020 or any other product candidate;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report. We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

We are a clinical stage genetic medicine company dedicated to reshaping heart health by applying pioneering science to fundamentally change how cardiovascular diseases are treated. We are advancing a portfolio of therapeutic candidates that take aim at the underlying genetic causes of conditions, including Friedreich ataxia, or FA, cardiomyopathy, plakophilin-2, or PKP2, arrhythmogenic cardiomyopathy, and other devastating diseases with high unmet need.

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial and in a Cornell investigator-initiated trial. In July 2024, we provided an interim clinical update, which included baseline characteristics from 11 treated participants across the two studies and data from 8 participants who had reached at least 6-months of follow-up as of that time. These data showed improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I. Additionally, in November 2024 we reported that we observed an increase in frataxin protein expression in the hearts of four patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3)) as measured by LCMS and immunohistochemistry. LX2006 has been generally well-tolerated across both trials to date. One year after dosing, one participant with multiple comorbidities and a history of flu-like symptoms presented with Grade 2 asymptomatic myocarditis. Six weeks later, a biopsy was negative for myocarditis and the participant remains asymptomatic. In November 2024 we announced alignment with the U.S. Food and Drug Administration, or the FDA, on key elements of a registrational development plan for LX2006, including an accelerated approval pathway with left ventricular mass index and frataxin protein expression as co-primary registrational endpoints. In February 2025, we reached further alignment with FDA that the frataxin protein expression co-primary endpoint will be evaluated for any increase from baseline in frataxin positive area as opposed to any specific numerical threshold. We expect to provide a further interim data update in mid-2025.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. To date, six participants have been enrolled in this trial: three in cohort 1 and three in cohort 2. We have obtained post-treatment cardiac biopsies from two participants in cohort 1; the third cohort 1 participant elected to not undergo the post-treatment biopsy procedure. In the two participants with post-treatment samples, we observed an increase in PKP2 protein expression in the heart, quantified using western blot assay, showing a 71% and 115% increase in PKP2 protein expression versus pre-treatment baseline. In addition, the first participant to reach 6 months post-treatment experienced a 67% reduction in PVCs from baseline and normalization of QRS duration. Across all participants dosed, LX2020 has been generally well-tolerated with no treatment-related serious adverse events to date. We expect to provide an interim data readout focused on clinical efficacy biomarkers in the second half of 2025.

Each of our gene therapy candidates utilizes the vector construct, dose and route of administration that we believe will result in the most favorable biodistribution and safety profile for our product candidate for each disease. Our most advanced programs use the AAVrh10 vector due to its high transduction efficiency in myocardial cells, potential for lower toxicity given the opportunity to utilize lower doses compared to other well-established AAV serotypes, and low pre-existing immunity.

Our pipeline

Utilizing a stepwise, capital-efficient development approach, we are leveraging early proof-of-concept functional and biomarker data to advance a deep and diverse pipeline of cardiovascular programs for larger-rare and prevalent indications. We retain exclusive worldwide development and commercialization rights to all of our product candidates and programs.

We are developing a number of disease-modifying gene therapy candidates to treat larger-rare cardiovascular diseases that have high unmet need and no approved treatments that address the underlying genetic cause of the disease. These programs include:

•
LX2006 is an AAVrh10-based gene therapy candidate designed to intravenously deliver a functional frataxin, or FXN, gene for the treatment of FA cardiomyopathy, which is the most common cause of mortality in patients with FA and affects approximately 5,000 patients in the United States. LX2006 is designed to promote the expression of the protein frataxin to restore normal mitochondrial function and energy production in myocardial cells. LX2006 has received Rare Pediatric Disease designation, Orphan Drug designation, Fast Track designation and Regenerative Medicine Advanced Therapy (RMAT) designation from the FDA, and Orphan Medicinal Product designation from the European Commission. We expect to provide an interim data update in mid-2025.
•
LX2020 is an AAVrh10-based gene therapy candidate designed to intravenously deliver a functional PKP2 gene to cardiac muscle for the treatment of PKP2-ACM. PKP2 mutations are associated with approximately 75% of all genetic cases of ACM, and we estimate they affect approximately 60,000 patients in the United States. PKP2 mutations can cause replacement of heart muscle with fibrotic tissue and fatty deposits and severe abnormal heart rhythms, or arrhythmias, that cause cardiac dysfunction and can result in sudden cardiac death. LX2020 is designed to increase desmosomal PKP2 protein levels, reassemble desmosomes and restore myocardial cell function. In our preclinical studies using a genetic mouse model of ACM harboring a PKP2 mutation that recapitulates the phenotype of PKP2-ACM, LX2020 resulted in fewer arrhythmias and increased survival. LX2020 has received Fast Track and Orphan Drug designations from the FDA and Orphan Medicinal Product designation from the European Commission. Cohort 2 has completed enrollment, and we expect to provide an interim data update focused on clinical efficacy biomarkers in the second half of 2025.
•
LX2021 is a gene therapy candidate we are developing to intravenously deliver the coding sequence for the functional connexin 43, or Cx43, protein for a group of inherited cardiac muscle disorders associated with a high risk of sudden death, including ACM and certain forms of dilated cardiomyopathy. We believe restoring the Cx43 protein can potentially treat multiple genetic causes of ACM because the cardiac loss of Cx43 is a molecular deficit generally observed in all ACM patient populations. Our LX2021 program is initially targeting Desmoplakin, or DSP, cardiomyopathy, a distinct form of ACM as well as a certain form of dilated cardiomyopathy, with a prevalence that may be as high as 4% of all inherited dilated cardiomyopathies and 4% of all ACMs, impacting up to approximately 35,000 patients in the United States.

•
LX2022 is a gene therapy candidate we are developing to intravenously deliver a functional TNNI3 gene to myocardial cells to treat a distinct form of hypertrophic cardiomyopathy, or HCM, due to mutations in the TNNI3 gene. Mutations in the TNNI3 gene often result in left ventricular hypertrophy and restrictive cardiomyopathy, leading to arrhythmias and heart failure. With an estimated prevalence of 1 in 500 people in the United States, HCM is one of the most common forms of genetic cardiomyopathy and is caused by mutations that affect the cardiac sarcomere in approximately 75% of cases. It is estimated that as many as 25,000 patients in the United States and 34,000 patients in the European Union are affected by HCM caused by mutations in the TNNI3 gene.

Additionally, we are seeking business development opportunities for our portfolio of candidates targeting APOE4-associated Alzheimer's disease, including LX1001 which has completed a Phase 1/2 clinical trial.

Our strategy

Our company is purpose built to amplify genetic medicine’s potential for empowering individuals by treating the underlying cause of genetic disease. The key elements of our strategy to achieve this vision are to:

•
Focus our AAV-based gene therapy candidates in areas of high unmet need and with substantial potential for societal impact and commercial opportunity.
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

Our approach

Our technology approach

Our most advanced programs use the AAVrh10 vector due to its high transduction efficiency in myocardial cells, higher ratio of cardiac to liver biodistribution, potentially lower toxicity given the ability to utilize lower doses, compared to other well-established AAV serotypes, and lower pre-existing immunity. The AAVrh10 vector has been shown to be capable of transducing myocardial cells based on preclinical research and ongoing clinical studies. We believe these results demonstrate that among currently available, commonly used serotypes, AAVrh10 is an efficient vector for delivery and expression of transgenes for the treatment of the cardiovascular diseases that we are currently targeting. We have observed organ-specific biodistribution advantages for our AAVrh10 vector compared to AAV9, a well-known serotype that has been evaluated in several clinical trials, including one cardiovascular clinical trial. For example, we have observed vector distribution of AAVrh10 in cardiac tissue of non-human primates, or NHPs, that is two times greater than for AAV9. Additionally, our preliminary studies in Yucatan minipigs have shown that AAVrh10 has approximately 1.5 times greater biodistribution in the heart than AAV9. In addition, preclinical studies conducted by Weill Cornell Medical College, or Weill Cornell Medicine, have demonstrated that systemic administration of AAVrh10 promotes a ratio of cardiac-to-liver biodistribution that is more favorable than what is known of other commonly used vector serotypes.

Our disease area strategy

Our cardiovascular gene therapy programs are designed to have the following characteristics:

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

•
Present opportunity to address high unmet medical need. We are focused on genetically defined cardiovascular diseases where there are no currently approved treatments or where we believe our therapeutic candidates will have a meaningful improvement relative to existing standards of care.
•
Significant market opportunity. We pursue indications with significant commercial opportunities beyond those typically associated with gene therapy companies targeting rare monogenic diseases.
•
Targets that have established proof-of-concept. We have leveraged our relationships with academic institutions to in-license product candidates with established proof-of-concept in relevant preclinical models that closely resemble the clinical phenotype we are pursuing.

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

We believe our manufacturing process enables us to efficiently pursue our goal of targeting larger-rare and prevalent patient populations. Historically, manufacturing challenges, largely driven by the quantity of vector required to pursue large commercial opportunities have limited the utility of gene therapy for large patient populations. We believe our proprietary Sf9 baculovirus process will allow us to produce vectors at the necessary scale to support the patient populations we are targeting at a cost-of-goods profile similar to what the pharmaceutical marketplace has seen with biologics. To date, we have developed a highly reproducible and scalable 200L GMP AAV production process using the Sf9-baculovirus system, which does not require costly plasmids. Purification is also a straightforward 2-column process. The overall process delivers over 1E15 vg/L of purified AAVrh.10 product that contains less than 25% empty capsids.

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

Our cardiovascular gene therapy programs

LX2006 for the treatment of FA cardiomyopathy

Overview of FA

FA is a genetic, progressive, and degenerative multi-system disorder with a prevalence of 1:50,000 or approximately 5,000 people in the United States. It is estimated that approximately 80% of these patients will develop FA cardiomyopathy. FA is caused by a mutation in the FXN gene that disrupts the normal production of the protein frataxin, which is critical to the function of mitochondria in a cell and to the maintenance of cardiac function. The most common FA phenotype presents with significantly reduced frataxin levels compared to healthy individuals, however levels of frataxin in the cardiac tissue of FA patients is unknown. The frataxin deficiency in the mitochondria of myocardial cells in FA patients causes disruption of normal iron-sulfur cluster biosynthesis leading to mitochondrial dysfunction and deficient energy production.

The neurologic disease and cardiac disease are two distinct manifestations of FA. The disease is inherited in an autosomal recessive manner, where both inherited genes are abnormal, and symptoms usually begin in childhood. Absence of fully functional frataxin leads to damage to peripheral nerves and the parts of the brain that control movement and balance, leading to neurological symptoms that include impaired muscle coordination, or ataxia, that worsen over time. Initial symptoms may include unsteady posture, frequent falling, and progressive difficulty in walking due to impaired ability to coordinate voluntary movements. Affected individuals often develop slurred speech, hearing loss, scoliosis, diabetes, characteristic foot deformities, and an irregular curvature of the spine. The typical age of onset of neurological symptoms is five to 15 years old. As the disease progresses, patients typically experience various heart conditions, including thickening of the heart muscle, or hypertrophic cardiomyopathy, and arrhythmias. Hypertrophic cardiomyopathy, fibrosis, heart failure and arrhythmias are the cause of death in approximately two-thirds of FA patients. Typical onset of the cardiac disease is at 15 to 30 years old.

By the time the cardiac disease of FA emerges, the neurologic disease is generally significantly advanced and may not be amenable to gene therapy. There are currently no approved treatments for the cardiac manifestations of FA. Skyclarys, the only approved treatment for FA, is an Nrf2 activator which targets only the CNS component of the disease. As a result, patients with FA have significant unmet need for a therapy to treat cardiovascular complications associated with the disease.

Our approach: LX2006

We are developing LX2006 as an AAVrh10-based gene therapy delivered intravenously for the treatment of FA cardiomyopathy. LX2006 is designed to deliver the FXN gene under the transcriptional control of the CAG promoter, a strong synthetic promotor frequently used in viral vectors. LX2006 utilizes AAVrh10 based on its favorable cardiac affinity and vector distribution profile observed in preclinical studies, as compared to AAV9. LX2006 is designed to transfer the FXN gene to myocardial cells and increase frataxin levels in the mitochondria. The increase in frataxin levels in the mitochondria is intended to restore mitochondrial function and energy production in cardiac myocytes.

Lexeo-sponsored LX2006 clinical development and trial design

LX2006 is currently being evaluated in an ongoing, multi-site Phase 1/2 clinical trial, or SUNRISE-FA, in patients with FA cardiomyopathy. SUNRISE-FA is a first-in-human, 52-week, dose-ascending, open-label trial of LX2006 in patients who have FA cardiomyopathy. LX2006 is administered as a one-time intravenous infusion with prednisone utilized for immune suppression. The trial consists of three dose cohorts. The cohort 1 dose level is 1.8×1011 vg/kg, the cohort 2 dose level is 5.6×1011 vg/kg, and the cohort 3 dose level is 1.2×1012 vg/kg. There is a long-term follow-up for patients who receive LX2006 to monitor ongoing safety for a total of five years, per FDA requirement.

Regulatory alignment for future pivotal trial

In November 2024, we announced alignment with the FDA on key elements of a registrational development plan for LX2006, including accelerated approval pathway with left ventricular mass index and frataxin protein expression as co-primary registrational endpoints. For the imaging endpoint, a threshold target of a 10% reduction in LVMI as measured by cardiac MRI was discussed, and we expect that a future pivotal trial would enroll only patients with abnormal LVMI at baseline. In February 2025, we reached further alignment with FDA that the frataxin protein expression co-primary endpoint will be evaluated for any increase from baseline as opposed to any specific numerical threshold.

Cardiac Biopsy Results from SUNRISE-FA Trial

In November 2024 we reported that we observed an increase in frataxin protein expression in the hearts of four patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3)) as measured by LCMS and immunohistochemistry. To our knowledge, SUNRISE-FA is the first clinical trial to evaluate frataxin levels in the target organ of FA cardiomyopathy patients.

Additional ongoing clinical trial of AAVrh10.hFXN (LX2006 at Lexeo)

AAVrh10.hFXN, which we refer to as LX2006, is currently being evaluated in an additional ongoing investigator-initiated, single-site clinical trial conducted by Weill Cornell Medicine (NCT05302271). Both the Weill Cornell investigator-initiated clinical study and our SUNRISE-FA clinical study use drug product manufactured at Weill Cornell Medicine utilizing the same process with identical doses in each study’s cohort 1 and cohort 2. In April 2024 we announced a license agreement with Cornell University for intellectual property rights including current and future clinical data from the ongoing Weill Cornell Medicine investigator-initiated trial of LX2006.

Cardiac biomarker data from ongoing clinical trials of LX2006

In July 2024, we provided an interim clinical update from the ongoing Lexeo-sponsored SUNRISE-FA trial and Cornell investigator-initiated trial, providing baseline characteristics from 11 participants that had been treated and follow-up data from 8 participants that had reached at least 6-months of follow-up as of that time, showing improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I.

LX2020 for the treatment of ACM caused by PKP2 mutations

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

We estimate that ACM has a prevalence of approximately 130,000 patients in the United States and estimate that over half of all ACM patients have a genetic form of the disease with five desmosomal genes accounting for nearly all of the identified genetic causes of ACM. We have initially targeted the PKP2 gene because mutations in this gene are the most commonly known genetic cause of ACM. We believe that mutations in the PKP2 gene are associated with approximately 75% of all genetic cases of ACM, resulting in approximately 60,000 patients affected by the PKP2 mutation in the United States. Most familial cases of the disease have an autosomal dominant pattern of inheritance, meaning one copy of an altered gene in each cell is sufficient to cause the disorder. Since having only one functioning copy of the PKP2 gene is insufficient to produce the wild-type phenotype, this results in a phenomenon in genetics known as haploinsufficiency.

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

Preclinical efficacy studies

We have completed preclinical studies demonstrating that delivery of LX2020 led to the reassembling of the cardiac desmosome, prevented arrhythmias and cardiac dysfunction, and increased survival in a genetic murine model of ACM harboring PKP2 patient genetics. Three dose levels were administered to approximately three-week-old homozygous PKP2 mice (a more severe disease murine model) with necropsy at twelve weeks post LX2020 treatment and eight-week-old PKP2 heterozygous mice (a less severe murine model) with necropsy at eight weeks post LX2020 treatment. In the PKP2 homozygous mouse study, 12 mice (six males and six females) in each group were treated with one of three dose cohorts (6×1012 vg/kg, 2×1013 vg/kg, or 6×1013 vg/kg, which varied by approximately a half-log increase between each dose). As shown in the graphic below, within twelve weeks, approximately 90% of mice that received vehicle and 58% of mice that received 6×1012 vg/kg dose of LX2020 died. Conversely, 100% of mice that received the 2×1013 vg/kg dose and 83% of the mice that received the 6×1013 vg/kg dose survived until the 12-week necropsy time period. No PKP2 protein expression was found in the mice that died in the 6×1013 vg/kg dose cohort, whereas all mice that survived in this cohort expressed PKP2. This and other characteristics of the mice indicate the potential of a technical injection dosing error.

LX2020 significantly extended survival in severe murine model

120
100
80
60
40
20
0
Probability of Survival
0
20
40
60
80
100
120
Age (Days)
MD,
WT
****
HD
***
LD
V
WT (n=9)
Vehicle (n=12)
Low dose (n=12)
Mid dose (n=12)
High dose (n=12)
****P<0.0001
***P<0.0003

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

LX2020 treatment reduced premature ventricular contractions

We also observed an 18% reduction in the QRS interval at 6×1013 vg/kg in the PKP2 homozygous mouse model, indicating improvement in ventricular depolarization abnormalities. Additional dose-dependent improvements were detected through histological evaluations, revealing decreases in heart size, diminished right ventricular wall thinning, and reduced fibrosis and calcification.

Preclinical safety studies

In a twelve week safety study of NHPs, three doses of LX2020 (2×1013 vg/kg, 6×1013 vg/kg, or 1×1014 vg/kg, which vary by approximately a half-log increase between each dose) were administered to four monkeys per group (two males and two females) and resulted in dose-dependent increases in LX2020 biodistribution (reported as vector copy number, or VCN) in various regions of the heart as shown below. The biodistribution assay utilized qPCR technique with LX2020 transgene-specific primers.

VCN in various heart regions in NHPs

VCN
Copies/diploid genome
0
1
2
3
4
5
10
20
30
40
Right Ventricle
Left Ventricle
Septum
Right Atrium
Left Atrium
Vehicle
2E13 gc/kg
6E13 gc/kg
1E14 gc/kg

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

PKP2 mRNA expression (RT-qPCR) in NHPs

PKP2 mRNA Expression (RT-qPCR)
Copies per 10 ng cDNA
20000
10000
3000
2000
1000
0
Right Ventricle
Left Ventricle
Septum
Right Atrium
Left Atrium
Vehicle
2E13 gc/kg
6E13 gc/kg
1E14 gc/kg

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

PKP2 protein expression in the right ventricle in NHPs

Whereas a dose-response level in DNA and RNA was observed in most heart regions in the NHPs treated with LX2020, protein levels did not correlate directly with dose. However, a dose-dependent increase in human PKP2 protein expression was seen in the PKP2 homozygous mouse model as shown in the graphic below that translated well to cardiac activity. Three-week-old adult, PKP2 homozygous mice were administered a single dose of LX2020 (6×1012 vg/kg, 2×1013 vg/kg, and 6×1013 vg/kg) or formulation buffer (vehicle) intravenously and sacrificed twelve weeks post dose. LX2020 administration resulted in a dose-dependent increase in hPKP2 expression which was sufficient to prevent the cardiac cell-cell junction deficits of the classic proteins that make up the desmosome, including DSP, desmoglein-2, or DSG2, plakoglobin, or JUP, and N-cadherin, or Ncad, that have all been implicated in human ACM along with the gap junction protein Cx43.

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

Importantly, in the NHP safety study, all LX2020 doses (2×1013 vg/kg, 6×1013 vg/kg, and 1×1014 vg/kg) demonstrated favorable safety profiles, including no abnormal effects on clinical signs, body weight, clinical pathology, hematology, histopathology, ECHOs, cardiac biomarkers, or ECG. Collectively these data indicate LX2020 was generally well tolerated during the twelve-week duration of the study in NHPs. The maximum dose of 1×1014 vg/kg is thus recognized as the NOAEL (no observed adverse event level) in NHPs.

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

AAVrh10 showed greater trends of cardiac function improvement versus AAV9 in PKP2 mouse models

LX2020 clinical development and trial design

LX2020 is currently being evaluated in HEROIC-PKP2, a first-in-human, 52-week, open-label, dose-ascending multicenter trial to determine the safety and tolerability of LX2020 in patients with PKP2-ACM. Preliminary efficacy measures include myocardial protein expression, biomarkers measuring cardiac structure and function, and arrhythmia burden. Key inclusion criteria include: patients aged 18-65 years with a confirmed diagnosis of ACM with either 2010 Task Force Criteria or 2020 International Criteria for ACM; documented PKP2 mutation; existing implantable cardioverter defibrillator (ICD) that is MRI compatible; and a minimum threshold of PVCs over a 24-hour period. LX2020 is administered as a one-time intravenous infusion to patients in at least two ascending-dose cohorts of three patients each, with the potential for cohort expansion. Prednisone and rapamycin are utilized for immune suppression. Cohort 1 utilized a dose of 2×1013 vg/kg, which was selected based on the dose-response seen in our preclinical studies. The second cohort is utilizing a dose of 6×1013 vg/kg. There is a long-term follow-up for patients who receive LX2020 to monitor ongoing safety for a total of five years, per FDA requirement.

To date, six participants have been enrolled in this trial: three in cohort 1 and three in cohort 2. We have obtained post-treatment cardiac biopsies from two participants in cohort 1; the third cohort 1 participant elected to not undergo the post-treatment biopsy procedure. In these two participants with post-treatment samples, we observed an increase in PKP2 protein expression in the heart quantified using western blot assay showing a 71% and 115% increase in PKP2 protein expression versus pre-treatment baseline. In addition, the first participant to reach 6 months post-treatment experienced a 67% reduction in PVCs from baseline and normalization of QRS duration. Across all participants dosed, LX2020 has been generally well-tolerated to date.

Additionally, we have initiated SNAPSHOT-PKP2, a natural history study designed to evaluate PKP2-ACM disease progression up to two years retrospectively and over twelve months prospectively. The study will enroll up to 20 patients in the United States.

LX2021 for the treatment of DSP cardiomyopathy

LX2021 is a gene therapy candidate we are developing to intravenously deliver the coding sequence for the functional Cx43 protein for a group of inherited cardiac muscle disorders associated with a high risk of sudden death, including ACM and certain forms of dilated cardiomyopathy, which are typically due to abnormalities or deficits in cardiac desmosomes. Cx43 is an integral protein component of gap junctions and functionally allows small molecules and ions to flow directly between cells to allow for electrical synchronization of muscle contraction. In patients with heart disease, including heart failure, Cx43 is often relocalized in the lateral walls of myocardial cells. As a result, it is significantly reduced at cardiac muscle cell junctions, especially in ACM populations. Restoring Cx43 protein to cardiac muscle cell-cell junctions can potentially treat multiple genetic causes of ACM because the cardiac loss of Cx43 is a molecular deficit generally observed in all ACM patient populations. DSP is a structural protein critical for force transmission in heart muscle. Mutations in DSP cause a distinct form of ACM and a certain form of dilated cardiomyopathy, known as DSP cardiomyopathy. Unlike many forms of ACM that predominantly affect the right side of the heart, DSP cardiomyopathy frequently affects the left side of the heart. The prevalence of DSP cardiomyopathy is unknown but may be as high as 4% of all inherited dilated cardiomyopathies and 4% of ACM, impacting up to 35,000 individuals in the U.S. Given the role of Cx43 in other forms of heart failure, we are also evaluating LX2021 for the treatment of additional indications beyond DSP cardiomyopathy.

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

LX2022 for the treatment of HCM caused by TNNI3 mutations

LX2022 is a gene therapy candidate we are developing to intravenously deliver a functional TNNI3 gene to myocardial cells to treat a distinct form of HCM due to mutations in the TNNI3 gene. With an estimated prevalence of 1 in 500 people in the United States, HCM is one of the most common forms of genetic cardiomyopathy caused by mutations that affect the cardiac sarcomere in approximately 75% of cases. It is estimated that as many as 25,000 patients in the United States are affected by HCM caused by mutations in the gene TNNI3. The TNNI3 gene encodes troponin I, an essential protein in the thin filament of the sarcomere, which is involved in cardiac contraction and relaxation. Mutations in the gene often result in left ventricular hypertrophy and restrictive cardiomyopathy, leading to arrhythmias and heart failure.

Our preclinical data from an A157V TNNI3 murine model, a model which results in cardiac dysfunction, was generated to validate the delivery of an AAV-based therapy candidate expressing human TNNI3 regulated by a cardiac-specific promoter. At four weeks post injection, the level and specificity of TNNI3 gene expression were evaluated in the liver, skeletal muscle, and heart tissue. As TNNI3 was regulated by a cardiac-specific promoter, expression of TNNI3 was only detected in the heart tissue. Additionally, retro-orbital injection of AAV9-hTNNI3 expressing A157V mutation was performed on three- month-old mice euthanized four weeks later. The hearts were dissected and immunostained. Immunostaining revealed robust expression of human TNNI3 in the cardiomyocyte after treatment with AAV-based TNNI3. Moreover, high magnification imaging demonstrated the incorporation of TNNI3 within the cardiac sarcomere. Based on these preclinical findings, we believe that AAV-based therapy expressing TNNI3 can be administered to achieve transgene expression in heart tissue.

Outside of Core Focus Area: APOE4-associated Alzheimer’s disease programs

In addition to our cardiac gene therapy programs, we have a portfolio of approaches aimed at treating the genetics underlying Alzheimer’s disease. We believe precision therapies, particularly those focused on the underlying genetics of Alzheimer’s disease, may have a substantial impact on this treatment landscape. Importantly, we believe gene therapy allows for a unique approach to treating the genetics of Alzheimer’s disease by delivering a therapeutic which acts upstream of both the amyloid-b and tau-driven pathology of Alzheimer’s disease. This treatment strategy is designed to impact multiple pathways, as opposed to most other treatments in development which target a single mechanism of Alzheimer’s disease.

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

Our current gene therapy programs for the treatment of Alzheimer’s disease are:

•
LX1001: a clinical-stage AAVrh10-based gene therapy candidate that is designed to express the protective APOE2 protein in the CNS of APOE4 homozygous patients.
•
LX1021: an early-stage AAVrh10-based gene therapy candidate that is designed to express the Christchurch-modified APOE2 protein in the CNS of APOE4 homozygous patients. The Christchurch mutation has been observed to protect patients against Alzheimer’s disease even in the presence of significant amyloid pathology.
•
LX1020: an early-stage AAVrh10-based gene therapy candidate that is designed to express the protective APOE2 protein in the CNS of APOE4 homozygous patients, while concurrently delivering miRNA to suppress the expression of the APOE4 protein.

LX1001 has been evaluated in an open-label, dose-ranging Phase 1/2 clinical trial in patients who are APOE4 homozygous patients with clinical diagnoses ranging from mild cognitive impairment to mild or moderate dementia due to Alzheimer’s disease. All participants had evidence of amyloid plaque by PET scan and/or CSF biomarkers consistent with Alzheimer’s disease at baseline. The trial evaluated four ascending dose cohorts (1.4×1010 vg/ml, 4.4×1010 vg/ml, 1.4×1011 vg/ml and 1.4×1014 total genomes), with the dose for each patient in the first three cohorts determined based on CSF volume measured by MRI and patients in the fourth cohort receiving a fixed dose. Fifteen patients were enrolled in the study across the four dose cohorts. The primary objective of the trial was to evaluate the safety of LX1001 administered to the CNS via injection between cervical vertebrae 1 and 2, or intracisternal injection, and to establish the maximum tolerated dose. The trial was also designed to evaluate the conversion of the CSF from the APOE4 homozygous profile to an APOE4/E2 profile. Additional secondary endpoints included CSF biomarkers, including Aß42, total tau, and phosphorylated tau, amyloid PET scan, structural MRI imaging and cognitive tests. Corticosteroids were utilized for immune suppression. Participants will continue to be evaluated for ongoing safety in a long-term follow-up study, per FDA requirement.

We have completed the Phase 1/2 trial of LX1001 and shared preliminary results across all four dose cohorts in a late-breaking oral presentation at the Clinical Trials on Alzheimer’s Disease Conference in October 2024. In January 2025 we announced that we are seeking partnering opportunities to continue development.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is also true for the development and commercialization of treatments for cardiovascular and neurodegenerative diseases such as FA and PKP2-ACM and broadly across gene therapies. While we believe that our management and scientific team’s deep expertise in gene therapy provides us with competitive advantages, we face competition from several sources, including large and small biopharmaceutical companies, government agencies and academic and private research institutions. Not only must we compete with other companies that are focused on gene therapy technology, but any product candidates that we successfully develop and commercialize will compete with existing therapies, to the extent applicable, and new therapies that may become available in the future.

Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. A significant unmet medical need exists in each of the indications that we are targeting, and it is likely that additional drugs will become available in the future for the treatment of these diseases.

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of clinical stage gene therapy programs in development at Astellas Pharma Inc. and Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a product candidate, DT-216P2, and that PTC Therapeutics, Inc. has submitted a new drug application for vatiquinone to the FDA. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

As of December 31, 2024, we in-licensed three U.S. patents, 14 pending U.S. non-provisional patent applications, one pending PCT application, six foreign patents and 76 pending foreign applications.

In regard to our LX2006 product candidate, we in-license from Cornell University and Adverum Biotechnologies, Inc., or Adverum, two U.S. patents, four pending U.S. non-provisional patent applications, five foreign patents granted in India, Mexico, South Africa, and New Zealand and ten pending foreign applications pending in such jurisdictions as Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, Israel and Mexico. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, these patents, if granted, will expire in 2033. These patents and pending patent applications disclose and/or contain composition-of-matter claims to an AAV vector encoding FXN, or a fragment thereof, and disclose and/or contain claims to methods of producing and methods of treatment using the AAV FXN vector. Cornell University co-owns these patents and patent applications with Institut National de la Santé et de la Recherche Médicale, Centre National de la Recherche Scientifique, Université de Strasbourg, Université Paris-Saclay and Assistance Publique-Hôpitaux de Paris.

We have rights to additional patent applications that we co-own with Cornell University, and which also relate to our LX2006 cardiac FA program. We in-license Cornell University's interest in one pending U.S. non-provisional patent application and 13 pending foreign applications in such jurisdictions as Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patents issuing from these applications will expire in 2043. These pending applications disclose and/or contain composition-of-matter claims to a pharmaceutical dosage form of viral vectors encoding FXN, and disclose and/or contain claims to methods of producing and methods of treatment using the pharmaceutical dosage form.

In regard to our LX2020 product candidate, we in-license from The Regents of the University of California one pending U.S. non-provisional patent application and 16 pending foreign applications in such jurisdictions as Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patents issuing from these applications will expire in 2042. These pending applications disclose and/or contain composition-of-matter claims to a vector encoding human plakophilin-2 (PKP2), and disclose and/or contain claims to methods of producing and methods of treatment using the PKP2 vector.

In regard to our LX2021 product candidate, we in-license from The Regents of the University of California one U.S. patent, three pending U.S. non-provisional patent applications, one foreign patent granted in Europe, and six pending foreign applications pending in Australia, Canada, China, Europe, Israel, and Japan. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, these patents and patent applications will expire in 2038. These pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a human Cx43 polypeptide, and disclose and/or contain claims to methods of producing and methods of treatment using the Cx43 vector.

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

In regard to our LX1021 product candidate, we in-license from Cornell University one pending U.S. non-provisional application and 13 pending foreign applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, this patent application will expire in 2040. We also in-license from Cornell an additional pending PCT application related to our LX1021 product candidate. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patents claiming priority to the pending PCT application will expire in 2044. The pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a mutated human apolipoprotein E protein, and disclose and/or contain claims to methods of producing and methods of treatment using the mutated human apolipoprotein E vector.

In regard to our LX1001 product candidate, we co-own with Cornell University one pending PCT application. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patent applications claiming the benefit of this PCT application will expire in 2043. This pending patent application discloses and/or contains composition-of-matter claims to a pharmaceutical dosage form of viral vectors encoding human APOE2, and discloses and/or contains claims to methods of producing and methods of treatment using the pharmaceutical dosage form.

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

Third license agreement with Cornell University

In April 2024, we entered into a third license agreement with Cornell University, or the Cornell Third License Agreement, pursuant to which we obtained certain rights for FA cardiomyopathy, including an exclusive license to practice under certain patent rights generated in animal studies conducted by Cornell University on our behalf and a non-exclusive license to know-how concerning a gene therapy for FA cardiomyopathy and current and future data generated in an ongoing Cornell University investigator-initiated Phase 1A trial of a gene therapy candidate AAVrh10.hFXN, known as LX2006 at Lexeo, to treat FA cardiomyopathy. Both licenses are worldwide and cover products with human and non-human prophylactic and therapeutic uses. Cornell University has also granted us a right of reference to its IND application for a gene therapy for FA cardiomyopathy.

We are obligated to diligently proceed with the development, manufacture, and sale of licensed products, to raise certain amounts within specified time frames, to achieve certain development milestones within specified time frames, to meet agreed minimum-spend requirements, and to meet other diligence obligations. If we fail to perform these obligations, Cornell University could terminate the Cornell Third License Agreement in full or in part in specified circumstances, subject to certain rights for us to extend these time frames.

Under the Cornell Third License Agreement, we paid a license issue fee and an initial data transfer fee to Cornell University totaling $0.6 million. Additionally, we will be paying an annual data transfer fee of $50,000 until data is no longer being gathered. We have agreed to pay annual license maintenance fees ranging from $2,500 to $25,000 until such time we commercialize a licensed product. In addition, we will pay Cornell University up to an aggregate of $2.1 million in regulatory milestones and up to an aggregate of $100 million in commercial milestones, plus low single digit royalties on net sales.

The Cornell Third License Agreement contains other customary license terms including terms related to sublicensing, development, commercialization, milestones, royalties, intellectual property, and termination. Upon expiration of the applicable royalty term for a product in a given country, we shall retain a non-exclusive, royalty free license to the data and know-how, including to continue selling such product in that country.

We may terminate the Cornell Third License Agreement, in whole or in part with respect to the right of reference, or the licensed data, know-how, or patent rights, with 90 days’ prior written notice to Cornell University. Cornell University may terminate the Cornell Third License Agreement if we commit a material breach and fail to cure such breach within a specified cure period after written notice, participate in any proceeding challenging the validity of the licensed patents, publish the licensed data without Cornell’s prior written consent, or do not reach certain milestones. Cornell University may also terminate the Cornell Third License Agreement in part on product-by-product basis if we do not diligently develop and sale a product.

Research collaboration agreement with Weill Cornell Medicine

In February 2021, we entered into a Research Collaboration Agreement with Cornell University on behalf of Weill Cornell Medicine, or the Cornell Collaboration Agreement, in connection with the Cornell First License Agreement and the Cornell Second License Agreement entered into in May 2020, collectively, the May 2020 Cornell License Agreements. In February 2022, we entered into Amendment No. 1 to the Research Collaboration Agreement. The Cornell Collaboration Agreement, as amended, is referred to as the Amended Cornell Collaboration Agreement. Under the Amended Cornell Collaboration Agreement, we committed to fund scientific research at Weill Cornell Medicine related to the technology licensed to us pursuant to the May 2020 Cornell License Agreements. Cornell University reserved the rights to publish and disseminate information about the results, excluding any inventions, generated from Cornell University’s investigator’s conduct of the research.

Under the May 2020 Cornell License Agreements, we committed to provide funding for research projects at Cornell University for a three-year period, with a minimum annual funding commitment of $1.0 million. With respect to each Weill Cornell Medicine invention and joint invention and related joint results that is either an improvement to, or is dominated by, the patent rights under the May 2020 Cornell License Agreements or is specifically designed for a licensed product under the May 2020 Cornell License Agreements, or Improvement, and for which we have made an election to obtain such inventions, the May 2020 Cornell License Agreements will be amended to include license grants to such Improvements following payment of the relevant amendment fee in the low five digits. With respect to each Weill Cornell Medicine invention and joint invention, and related joint results that are not Improvements, we have the first option to negotiate for a royalty-bearing, worldwide license under such intellectual property to develop, make, have made, use, offer for sale, sell, have sold and import products on commercially reasonable terms.

The Amended Cornell Collaboration Agreement expired in accordance with its terms in February 2024.

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

First license agreement with the Regents of University of California, San Diego

Stelios Therapeutics, Inc., or Stelios, which we acquired in August 2021, is successor-in-interest to ARVC Therapeutics, Inc., or ARVC Therapeutics, under a worldwide license agreement entered into by ARVC Therapeutics and The Regents of the University of California, on April 23, 2020, or the UCSD First License Agreement, pursuant to which they obtained a license to certain intellectual property related to gene therapies for ARVC. The UCSD First License Agreement relates to our development efforts for our LX2021 program. Pursuant to the UCSD First License Agreement, we obtained an exclusive, sublicensable, worldwide license under certain patents to make, use, sell, offer for sale and import services, methods, composition and products that incorporate or are developed using any licensed invention or licensed methods, or is covered by a valid claim of a licensed patent, or a Product, in all cases for all diagnostic and therapeutic uses. The Regents of University of California, San Diego, or UCSD, reserved the right to practice the relevant invention and licensed patents for educational and research purposes, to publish and disseminate information about the relevant invention and licensed patents, and to allow other nonprofit institutions to use, publish, or disseminate information about the relevant inventions and licensed patents for educational and research purposes.

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

Third license agreement with the Regents of University of California, San Diego

In October 2021, we entered into a worldwide license agreement with UCSD, or the UCSD Third License Agreement, and collectively with the UCSD First License Agreement and the UCSD Second License Agreement, The UCSD License Agreements, pursuant to which we obtained a license to materials and intellectual property related to a gene therapy for ARVC. The UCSD Third License Agreement relates to our development efforts for our LX2020 program. Pursuant to the UCSD Third License Agreement, we obtained an exclusive, sublicensable, worldwide license under certain patents to make, use, and sell, offer for sale and import services, methods, composition and products that incorporate or are developed using any licensed invention or licensed methods, or is covered by a valid claim of a licensed patent, or a Product, and an exclusive license to use nonpublic technical information, or Technology, in all cases for all diagnostic and therapeutic uses. UCSD reserved the rights to practice the relevant invention, Technology and licensed patents for educational and research purposes, to publish and disseminate information about the relevant invention, Technology and licensed patents, and to allow other nonprofit institutions to use, publish, or disseminate information about the relevant invention, Technology and licensed patents for educational and research purposes.

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

The UCSD Third License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the UCSD Third License Agreement at any time upon sixty days’ written notice to the UCSD. UCSD may terminate the UCSD Third License Agreement if we commit a material breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment, if we are not diligently developing or commercializing Products in accordance with our diligence obligations, if we provide any intentionally false report, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. In the event that we assign the UCSD Third License Agreement or we undergo a change of control, we will be obligated to pay a flat low-six digit fee or a fee that will be determined based on the acquisition price. Upon termination of the UCSD Third License Agreement, all licenses and rights granted by The Regents of UCSD to us will terminate.

Sponsored research agreements with the Regents of University of California, San Diego

In connection with the UCSD License Agreements, on December 3, 2021, we entered into a sponsored research agreement with UCSD for our LX2020 and LX2021 programs, or First UCSD SRA which was subsequently amended on April 5, 2023 and August 31, 2023, and another sponsored research agreement with UCSD for our LX2022 program, or Second UCSD SRA, which was subsequently amended on April 19, 2023. We refer to these agreements, as amended, as the Amended UCSD SRAs. UCSD reserved the rights to publish and disseminate information about the results generated from UCSD’s investigator’s conduct of the research. The total costs to be invoiced to us under the terms of the Amended UCSD SRAs are approximately $5.6 million. Under the terms of the Amended UCSD SRAs, we have the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses to any inventions generated by UCSD or UCSD’s interest in any inventions generated jointly by The Regents of UCSD and us, and we retain the rights to any inventions generated solely by us.

On April 13, 2024, we entered into a third sponsored research agreement with UCSD, or the Third UCSD SRA, for our LX2022 program in connection with the UCSD Second License Agreement. Under the terms of the Third UCSD SRA, we have the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by UCSD or resulting inventions jointly owned between us and UCSD, and we retain the rights to any resulting inventions owned by us. The Third UCSD SRA has a two-year term and may be terminated early by us at any time upon the giving of thirty (30) days’ written notice to UCSD. The costs to be invoiced to us over the term of the Third UCSD SRA are $0.7 million, and we may incur additional costs of $0.6 million under the Third UCSD SRA if certain study objectives are met.

On April 13, 2024, we entered into another amendment to the Second UCSD SRA for our LX2022 program that extended the term of the Second UCSD SRA to December 2024.

On April 19, 2024 and September 27, 2024, we entered into amendments, respectively, to the First UCSD SRA for our LX2021 program in connection with the UCSD First License Agreement. We refer to the First UCSD SRA, as amended, as the Amended First UCSD SRA. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to us under the Amended First UCSD SRA are $0.7 million.

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
•
satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities at which the proposed product will be produced to assess compliance with current good manufacturing practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to ensure and preserve the biological product’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with the cGCPs;
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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

Rare Pediatric Disease designation and priority review vouchers

Under the FDCA, as amended, the FDA incentivizes the development of product candidates that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product. A sponsor may request Rare Pediatric Disease designation from the FDA prior to the submission of its BLA. A Rare Pediatric Disease designation does not guarantee that a sponsor will receive a priority review voucher, or PRV, upon approval of its BLA. Moreover, a sponsor who chooses not to submit a Rare Pediatric Disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has not extended the PRV program, which means the FDA began sunsetting the program as of December 20, 2024. Unless Congress extends the rare pediatric disease priority review program, companies with existing designations have until September 30, 2026, to obtain FDA approval in order to earn a voucher.

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

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or the HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. HHS has and will continue to issue and update guidance as these programs are implemented. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. It is currently unclear how these judicial challenges as well as other legislative, executive, and administrative actions, including how the IRA will be implemented, will impact the pharmaceutical industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and human capital resources

As of December 31, 2024, we had 72 full-time employees. Of our 72 full-time employees, 50 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. We believe our success depends on our ability to attract, retain, develop and motivate highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team, and to provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We also rely on qualified managers and skilled employees, such as scientists, medical professionals, engineers and laboratory technicians, with technical expertise in operations, scientific knowledge, engineering skills and quality management experience in order to operate our business successfully.

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

Channels of Distribution

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls, our LinkedIn account and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report, before deciding whether to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We cannot provide assurance that any of the events discussed below will not occur.

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
•
we have received Rare Pediatric Disease designation from the FDA for LX2006 for the treatment of FA and we may seek such designation for future product candidates if Congress extends the rare pediatric disease priority review program. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher;
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
•
we rely on our collaborations with several leading academic institutions to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of our academic partners to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business;
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
•
changes in the FDA and other government agencies, regulatory actions and other actions under the new Trump administration could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business; and
•
we are currently subject to a lawsuit claiming, among other things, that we misappropriated the confidential information and trade secrets of Rocket, and which seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. In the future, we may be subject to additional claims that we and our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks related to our financial position and capital needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the fiscal years ended December 31, 2024 and 2023, we incurred net losses of $98.3 million and $66.4 million, respectively, and we had an accumulated deficit of $280.2 million as of December 31, 2024. We have primarily financed our operations with net proceeds raised in our initial public offering, or IPO, and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as net proceeds from the sale of our common stock in a private placement, or the Private Placement, sales of our convertible equity securities and the convertible SAFE Note. We have no products approved for commercialization and have never generated any revenue from product sales.

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

We are a clinical stage genetic medicine company with a limited operating history. We commenced substantive business operations in 2020, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, entering into collaboration and license agreements for conducting preclinical and clinical research and development activities for our product candidates and gene therapy pipeline, and conducting clinical trials for our product candidates through CROs and other third parties. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, manufacture a product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of December 31, 2024, we had cash, cash equivalents, and investments of $128.5 million. We believe that our cash, cash equivalents, and investments balances will be sufficient to fund our operating expenses and capital requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will require additional capital to achieve our business objectives. While the long-term economic impact of the ongoing geopolitical conflicts in Ukraine and the Middle East is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs and may affect our operating budgets, specifically with respect to increased labor costs and associated difficulties in recruiting qualified personnel. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We have invested a significant portion of our time and financial resources in the development of our product candidates and technology platforms. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize LX2006, LX2020 and any other product candidates in a timely manner.

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

Our ability to generate revenue from our product candidates, which may not occur for several years, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our lead product candidates, or any other product candidates that we develop or otherwise may acquire will depend on various factors, including:

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The novel nature of our capsids makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Within the broader genetic medicine field, very few gene therapy products have received marketing authorization from the FDA or the European Medicines Agency, or EMA. Even with respect to gene therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products have changed frequently and will likely continue to change in the future, including with respect to those responsible for regulation of existing gene therapy products. For example, in 2016, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In March 2023, the FDA retitled the OTAT to the Office of Therapeutic Products, or OTP, and elevated OTP to a “Super Office” to meet its growing cell and gene therapy workload.

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

Clinical testing is expensive, can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be initiated on schedule, conducted as planned or completed on schedule, if at all. To date, we are sponsoring clinical trials of LX2006 and LX2020, but we have not successfully completed any clinical trial that we have internally sponsored. Failure can occur at any time during the clinical trial process. Even if our ongoing and future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted diseases or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

•
we may experience changes in regulatory requirements or guidance, or receive feedback from regulatory authorities, that require us to modify the design of our clinical trials;
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

We have invested a significant portion of our time and financial resources in the development of our product candidates and technology platforms. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize LX2006, LX2020, and our other product candidates in a timely manner.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later larger-scale efficacy and safety trials will be successful, nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. In addition, the preclinical studies conducted by Stelios (an entity that we acquired in 2021) and The Regents of UCSD for our product candidates LX2021 and LX2022 employed an AAV9-based formulation and studies using this vector may not be predictive of future testing we intend to conduct using an AAVrh10-based formulation or other potential capsid serotypes.

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

If adverse events occur, either as a result of the product candidate or administration process, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted diseases. Even if we are able to demonstrate that serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly. Furthermore, negative results in our development of LX2006 or LX2020 could be interpreted as a failure to achieve proof of concept for our technology and result in the abandonment of other development programs.

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

We have obtained from the FDA Orphan Drug designation for LX2006 for the treatment of FA cardiomyopathy and for LX2020 for the treatment of PKP2-ACM. LX2006 and LX2020 have also received Orphan Medicinal Product designation from the European Commission. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have received Fast Track designation for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. We have also received RMAT designation for LX2006 for the treatment of FA cardiomyopathy. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a priority review voucher, or PRV, for an approved rare pediatric disease product application if the sponsor has Rare Pediatric Disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. However, it is possible the authority for FDA to award rare pediatric disease PRVs will be further extended by Congress. As such, if we do not obtain approval of a marketing application for LX2006 in patients with FA on or before September 30, 2026, and if the PRV program is not extended by Congressional action, we may not receive a PRV. Congress did not reauthorize the rare pediatric disease priority review program at the end of 2024, and it is unclear whether the Congress under the Trump administration will extend the program.

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

Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA or comparable foreign regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. However, there can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval for LX2006 or any other product candidate. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the United States and European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including recordkeeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or an MAA on a timely basis. Our potential manufacturing facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials if the facilities of our contract manufacturing organizations, or CMOs do not pass such audit or inspections. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the cardiovascular disease area, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases, including those that we are initially targeting. It is likely that additional drugs will become available in the future for the treatment of our target diseases.

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of clinical stage gene therapy programs in development at Astellas Pharma Inc. and Solid Biosciences Inc., and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a product candidate, DT-216P2, and that PTC Therapeutics, Inc. has submitted a new drug application for vatiquinone to the FDA. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including LX2006 and LX2020, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. For more information, see the section titled “Business – Government Regulation – Coverage and Reimbursement.”

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected.

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

There can be no assurance that LX2006, LX2020 or any other product candidates, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

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

Risks related to our dependence on third parties

Currently, we rely on our collaborations with Cornell University and The Regents of UCSD to conduct research and development for many of our pipeline programs, including conducting preclinical and IND-enabling studies for portions of our near-term future pipeline. Failure or delay of Cornell University or The Regents of UCSD to fulfill all or part of their respective obligations to us under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of either of these relationships could materially harm our business.

Our collaboration with Cornell University is critical to our business and in May 2020, we entered into two separate license agreements with Cornell University pursuant to which we obtained rights under certain patents, know-how and data to exploit products and technologies covered by such intellectual property. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell University at the end of 2019. As part of our second license agreement with Cornell University, as amended, we obtained certain rights to portfolios for infantile neuronal ceroid lipofuscinosis type 2 (also called CLN2 Batten disease) and FA cardiomyopathy, as well as an assignment of Cornell University’s IND to support the development of our LX1004 program. In February 2021, we further expanded our collaboration and entered into a research collaboration agreement with Cornell University to conduct preclinical research to develop the licensed technology, which expired pursuant to its terms in February 2024. We entered into a third license agreement with Cornell University in April 2024 pursuant to which we obtained certain rights for FA cardiomyopathy, including rights to current and future clinical data from an ongoing Cornell University investigator-initiated Phase 1A trial of a gene therapy candidate AAVrh10.hFXN, known as LX2006 at Lexeo. Pursuant to these license agreements, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. If Cornell University delays or fails to perform its obligations under the license agreements terminates any of the license agreements in accordance with its terms, or a dispute otherwise arises between the parties concerning the terms of the agreements or our respective rights to licensed technology, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

Our collaboration with UCSD is also highly important to our business, as we have licensed from UCSD intellectual property rights related to our LX2020, LX2021 and LX2022 programs under three separate license agreements, and we have entered into sponsored research agreements with UCSD for preclinical research and development for these programs. If The Regents of UCSD delays or fails to perform its obligations under either of the sponsored research agreements or any of the license agreements, disagrees with our interpretation of the terms of the sponsored research agreements, license agreements or our discovery plans, or terminates any of our existing license agreements, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of LX2006, LX2020 or any other product candidates.

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

The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may preclude our ability to obtain patent protection for certain inventions relating to such work. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we would not be able to prevent any third party from using any technology that is in the public domain to compete with our product candidates. In addition, as the licensee of patents from Cornell University and UCSD, we have less control over the prosecution and enforcement of those patents than we would if we owned the patents. While we do have typical rights with respect to those patents under university license agreements, our ability to enforce those patents to maintain exclusivity in our markets may be limited by the terms of our agreements with Cornell University and UCSD. In addition, to the extent the federal government provided research funding to the licensor university for any technology licensed under the license agreements, then if the federal government elects to exercise any of its overriding rights which may apply as a result of provision of such funding, we may be subject to changes in market exclusivity or other material business requirements or constraints. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

We also seek to preserve the integrity and confidentiality of our data and trade secrets by working to maintain the physical security of our premises and physical and electronic security of our information technology systems. Our confidentiality agreements may, however, be breached, and we may not have adequate remedies for any breach. Our and other applicable security measures may also not be able to prevent security breaches and other compromises of the security of our trade secrets or other data. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Certain of our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. In addition, the intellectual property rights licensed to us by our licensors, including certain intellectual property licensed by Cornell University, UCSD, and Adverum, at least in some respects, may be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our product candidates and technology could suffer. Although we have oversight rights, Cornell University and UCSD generally control the prosecution, maintenance and enforcement of our in-licensed patents and patent applications. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If we or our licensors fail to maintain such patents or patent applications, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

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

We currently depend, and will continue to depend, on our license agreements, including the license agreements with Cornell University and Adverum related to LX2006, with Cornell University related to our LX1001, LX1020 and LX1021 product candidates, and with UCSD, related to LX2020, LX2021 and LX2022 product candidates. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we require, evidenced by written agreements, that all of our employees, consultants and advisors not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors. For example, on October 12, 2023, Rocket filed a lawsuit against us and two former employees claiming, among other things, misappropriation of confidential information and trade secrets. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that we used this information to advance our programs after they became employed by Lexeo. The complaint seeks unspecified damages and asks the court to enjoin us from competing and working in the market for gene therapy treatments targeting cardiac diseases. In August 2024, we asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. The case is currently in the discovery phase. It is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made. For additional information regarding this litigation, see Item 3: Legal Proceedings.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and genetic medicine industries involve both technological and legal complexity. Therefore, obtaining and enforcing biotechnology and genetic medicine patents is costly, time-consuming and inherently uncertain. In addition, the Leahy-Smith America Invents Act, or the AIA, which was passed in September 2011, resulted in significant changes to the U.S. patent system.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Some of our licensed patents are subject to the provisions of the Bayh-Dole Act. If our licensors fail to comply with the regulations of the Bayh-Dole Act, they could lose title to any patents subject to such regulations, which could affect our license rights under the patents and our ability to stop others from using or commercializing similar or identical technology and products, or limit patent protection for our technology and products.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws has also increased in recent years. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

We are currently or will in the future be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. For more information, see the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.” Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state laws regarding the privacy and security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us. It is possible that governmental authorities will conclude that our current or future business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, executive orders or other actions could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. If such executive actions were to impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business could be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Changes in the leadership of the FDA and other federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA, which may have a material impact on the industry and our clinical development plans.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Additionally, changes in the FDA leadership, regulatory actions and other actions under the new Trump administration, may result in delays in regulatory approval. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs or if a significant number of federal employees are laid off or leave federal agencies, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our product candidates.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain international markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of LX2006 or LX2020, if approved, for certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of LX2006, or LX2020, or any of our other product candidates, if approved, we may be forced to delay the potential commercialization of LX2006, or LX2020 or any of our other product candidates or reduce the scope of our sales or marketing activities for LX2006 or LX2020 or any of our other product candidates. If we elect to increase our expenditures to fund commercialization activities internationally, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to LX2006, or LX2020 or any of our other product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing LX2006, or LX2020 or any of our other product candidates, if approved, and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States or the European Union, a variety of risks associated with international operations could adversely affect our business.

If LX2006, LX2020 or any of our other product candidates are approved for commercialization, we may seek to enter into agreements with third parties to market them in certain jurisdictions outside the United States and the European Union. We expect that we would be subject to additional risks related to international pharmaceutical operations, including:

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

We are subject to a variety of privacy, data protection, and cybersecurity laws, rules, regulations, policies, industry standards and contractual obligations, and our failure to comply with them could harm our business.

We maintain and otherwise process a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees and others, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, numerous federal and state privacy and cybersecurity laws and regulations govern the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy, data protection and cybersecurity continues to evolve, and there has been an increasing focus on privacy, data protection and cybersecurity issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state and federal data breach notification laws, state health information privacy and cybersecurity laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Among these regulations are: Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive commercial practices; new rules adopted by the SEC in July 2023, which require public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance; and the HIPAA, as amended by HITECH, and the regulations promulgated thereunder. We may obtain health and other data from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, and depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In the European Economic Area, or the EEA, and the United Kingdom, or the UK, the collection, use, disclosure, transfer or other processing of personal data, including clinical trial data, of individuals is governed by the General Data Protection Regulation, or the European Union GDPR (with regard to the EEA), and UK GDPR (with regard to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the European Union GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (£17.5 million for the UK) or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

The GDPR also includes restrictions on cross-border data transfers of personal data to countries outside the EEA and the UK that are not considered by the European Commission or UK government as providing “adequate” protection to personal data, or third countries, including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission-approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for processing EEA and UK personal data.

The UK government has also introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may reduce the similarities between the UK and EEA data protection regime and threaten the European Commission's determination that the UK provides "adequate" protection to personal data. Additionally, this adequacy determination is subject to renewal in 2025. Any loss by the UK of its adequacy determination by the European Commission may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the European Union GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Compliance with these and any other applicable privacy, data protection and cybersecurity laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and evolving laws and regulations. Further, many privacy, data protection, and cybersecurity regimes are evolving and are inconsistent across jurisdictions. If we fail, or are alleged to fail, to comply with any such laws or regulations, we may face regulatory inquiries, investigations, and other proceedings, private claims and litigation, and significant fines and penalties that could adversely affect our business, financial condition and results of operations. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, became enforceable on July 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, which became effective as of January 1, 2023, amended the CCPA and imposes additional privacy obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt-outs for certain uses of sensitive data. The amendments introduced by the CPRA also created a new California Privacy Protection Agency to implement and enforce this legislation, and it is anticipated that this development could result in increased privacy and information security enforcement. Although the CCPA, as amended by the CPRA, currently exempts certain health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability if we expand our operations into California. Similar broad consumer privacy laws have been enacted in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia and have been proposed in numerous other states and at the federal level. If passed, these bills may provide for various requirements that would make compliance challenging, particularly in light of certain conflicting and otherwise various requirements in the state privacy laws that have been enacted.

In addition to these consumer privacy laws, the state of Washington has enacted health-focused privacy legislation, the My Health, My Data Act, which became effective in March 2024. This law imposes strict requirements on the collection, use and processing of certain health-related information that is not subject to HIPAA. This law also provides for a private right of action. Other states are considering bills with similar requirements. The Washington law and, if passed, the other state bills, will add additional complexity to our compliance obligations.

With the GDPR, CCPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We do not currently have formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. It is possible that both existing and new laws, regulations, and other actual or asserted obligations to which we are or may be subject may be interpreted and applied in manners inconsistent with our existing or future privacy, data protection and cybersecurity practices. Any failure or perceived failure by us to comply with our current or future obligations relating to privacy, data protection or cybersecurity, or any actual or perceived failure by any third party with which we work, such as third-party CMOs, CROs, manufacturers, contractors, consultants, collaborators, vendors, or service providers, to comply with our applicable policies or other applicable obligations, may result in governmental investigations, enforcement actions, or other proceedings, litigation, claims, or public statements against us and could result in significant liability, cause harm to our brand and reputation, and otherwise materially and adversely affect our reputation and business.

We may be subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Our product candidates may be subject to export control and import laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Department of Commerce and U.S. Customs laws and regulations and our product candidates and activities may be subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, or collectively, Trade Controls. As such, a license may be required to export or re-export our product candidate, or provide related services, to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities and these licenses may not be issued. Compliance with applicable regulatory requirements regarding the export or import of our product candidates may create delays in the introduction of our product candidates in international markets or, in some cases, prevent the export of our product candidates to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain product candidates and services to countries, territories, governments and persons targeted by U.S. sanctions.

Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Although we have no knowledge that our activities have resulted in violations of Trade Controls, there is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable export and import control and sanctions laws and regulations, particularly given the high level of complexity of these laws. Any failure by us or our partners to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, penalties, fines, settlements, investigations, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of additional compliance programs, and prohibitions on the conduct of our business.

We are subject to U.S. and certain foreign anti-corruption laws and regulations. We could face liability and other serious consequences for violations.

We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and will be subject to local and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, representatives, contractors and other third- party intermediaries from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and therefore will be considered foreign officials for purposes of the FCPA. We also expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing approvals on our behalf outside of the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, CROs, contractors and other third-party intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities.

There is no certainty that all of our employees, agents, representatives, contractors or third-party intermediaries will comply with all applicable anti-corruption laws. Allegations concerning or violations of these laws and regulations could result in whistleblower complaints, fines, settlements, investigations, criminal or civil sanctions, adverse media coverage or suspension or debarment from government contracts, all of which could damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Risks related to employee matters and managing our growth

Our future success depends on our ability to attract and retain key executives and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, Eric Adler, M.D., our Chief Medical Officer and Head of Research, Jose Manuel Otero, our Chief Technical Officer, Kyle Rasbach, our Chief Financial Officer, Jenny R. Robertson, our Chief Legal Officer, Sandi See Tai, M.D., our Chief Development Officer, as well as on the scientific expertise of our founder, Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Each of our executive officers may currently terminate their employment with us at any time and we do not have an employment contract with Dr. Crystal. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2024, we had 72 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
the commencement, enrollment or results of our clinical trials of LX2006, LX2020 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for LX2006, LX2020 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of LX2006, LX2020 or any other product candidates;
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

The global economy, including credit and financial markets and the banking sector, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, bank failures, higher interest rates, changing foreign trade policies and uncertainty about economic stability. For example, the ongoing wars in Ukraine and Israel have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the trading price of our common stock, regardless of our actual operating performance.

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the trading price of our common stock. While we currently have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions recently, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts in Ukraine and the Middle East and increasing tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget. We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We are also required to disclose changes made in our internal controls and procedures on a quarterly basis. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company or, if prior to such date we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not.

The requirements of these rules and regulations are difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we fail to identify material weaknesses, in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

Our ability to utilize our net operating loss carryforwards and research tax credits to offset future taxable income may be subject to limitations.

As of December 31, 2024, we had approximately $106.4 million of U.S. federal net operating loss carryforwards, or NOLs, $212.7 million of U.S. state and local NOLs, and $10.7 million of federal tax credits. U.S. federal NOLs generated in taxable years beginning after December 31, 2017, do not expire and may be carried forward indefinitely, but the deductibility of such NOLs is limited to no more than 80% of current year taxable income. Our U.S. state and local NOLs begin to expire in 2040 and our federal research tax credits begin to expire in 2040.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. If we undergo an ownership change, and our ability to use our pre-change NOLs and other pre-change tax attributes (such as tax credits) to offset our post-change income or taxes is limited, it may harm our future results of operations by effectively increasing our future tax obligations. U.S. state and local NOLs may be similarly limited. In addition, at the U.S. state and local level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase U.S. state and local taxes owed.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For example, the IRA enacted a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for taxable years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes in U.S. federal tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for taxable years beginning after December 31, 2021. If the capitalization and amortization requirement is not deferred, repealed, or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, the CARES Act, or any future U.S. federal tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future U.S. tax expenses.

Our business and operations would suffer in the event of system failures, cyberattacks or a deficiency in our or our CMOs’, CROs’, manufacturers’, contractors’, consultants’ or collaborators’ cybersecurity.

In the ordinary course of our business, we and third parties with whom we conduct business, including third-party CMOs, CROs, manufacturers, contractors (including sites performing our clinical trials), consultants, and collaborators, collect and store sensitive data, including intellectual property, clinical trial data, proprietary and confidential business information, and personal data and personal information of our clinical trial subjects, employees, and others. The secure maintenance, transmission, and other processing of this information is critical to our operations.

Despite the implementation of security measures, our internal systems, as well as those of third parties on which we rely, are vulnerable to damage from, among other things, computer viruses, ransomware and other forms of malware, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions, email attachment compromise, denial of service attacks, phishing attacks, and unauthorized or otherwise improper acts or omissions by persons inside our organization, or persons with access to systems inside our organization. Any such event could lead to the prevention of access to, loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to or other processing of, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or other data that is processed or maintained on our behalf, and cause disruptions to our operations, which could lead to a material disruption of our product candidate development programs. For example, the loss, corruption or unavailability of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

More generally, despite the implementation of security measures in an effort to protect our systems and data, we cannot ensure that our information technology and infrastructure or any of our relevant policies or measures will prevent breakdowns or disruptions of, or breaches or incidents impacting, our systems or those of third parties on which we rely, or other cybersecurity incidents that lead to loss, destruction, unavailability, or unauthorized alteration, dissemination or other processing of, or damage or unauthorized access to, our data, including personal data, our other assets, or other data processed or maintained on our behalf, that could delay clinical development of our product candidates and have a material adverse effect upon our reputation, business, operations or financial condition. To our knowledge, we have not experienced any security breach to date that has had a material impact on our business or operations, but we and the third parties with whom we conduct business have faced, and we anticipate continuing to face, cybersecurity risks, including risks of security breaches and incidents. Risks of security breaches and incidents and other types of system disruptions, particularly through cyberattacks or cyber intrusions, including by hackers, foreign governments, cyber terrorists, and associated actors, have increased generally as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Geopolitical conflicts and tensions may also increase such risks.

Any security breach or incident resulting in any loss, destruction, unavailability, alteration, disclosure, dissemination, or other processing of, or damage or unauthorized access to, our data, systems or applications, or inappropriate disclosure or other processing of confidential or proprietary information or personal data, , or any other event resulting in unauthorized access to, or disclosure or processing of, such information, or for it to be believed or reported that any of the foregoing has occurred, could lead to us facing regulatory inquiries and proceedings, incurring material legal claims and proceedings, and incurring material damage to our reputation. Any such event could also disrupt our operations, lead to delays in the further development of our product candidates, cause a loss of confidence in us and our ability to conduct clinical trials, compel us to comply with federal and state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and subject us to material liability under applicable laws, rules, regulations and standards, which could result in significant legal and financial exposure and reputational damage that could have a material adverse effect on our business, operations, and financial condition.

Notifications and follow-up actions related to a security breach or other security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. However, we cannot guarantee that we will be able to detect or prevent any such incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. Any security breach or incident resulting in any loss, destruction, or alteration of, damage or unauthorized access to, or unauthorized or otherwise inappropriate disclosure, dissemination, or other processing of, our data, including personal data, or other information that is processed or maintained on our behalf, any significant damage to or disruption of our systems, or any perception that any of these has occurred, could expose us to litigation and governmental investigations and inquiries, lead to delays in further development and commercialization of our product candidates, and subject us to significant fines, penalties and other liabilities.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any failure or other disruption of, security breach of, or incident impacting, our systems or third-party systems where information important to our business operations is stored or otherwise processed, or any other unauthorized disclosure of information. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats. We periodically assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following these risk assessments, we evaluate how to reasonably address any identified gaps in existing safeguards and monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Chief Legal Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process in a manner that is consistent and integrated with our overall risk management processes.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, including our cybersecurity safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments receive periodic trainings on cybersecurity best practices and threats. For example, we conduct e-mail phishing campaigns with our employees and contractors which send phishing-style e-mails, monitor user responses, and automatically assign further training, as needed, and also provide convenient solutions for our employees to report suspicious messages.

We engage specialized third parties in connection with our risk assessment processes. These third parties assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.

We also conduct IT security assessments on our key third-party service providers and require them to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect our company.

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

Our Chief Legal Officer and our security governance steering committee, which includes our Vice President and Corporate Controller, Vice President of Human Resources, Senior Vice President of Development Operations, and Director of Information Technology and Cybersecurity, are primarily responsible for assessing and managing our risks from cybersecurity threats. Our Chief Legal Officer has more than a decade of operational experience overseeing and advising on risk management in the highly regulated biopharmaceutical industry, and leads a wide range of business functions, including IT/IS. Our Director of Information Technology and Cybersecurity has nearly 20 years of experience with IT, having had leadership roles in strategic technology development and information security, and holds several industry-recognized certifications such as the Certified Information Security Manager (CISM) and CompTIA Network+. They and other members of our security governance steering committee engage in training and education relating to cybersecurity risk.

Our Chief Legal Officer and our security governance steering committee oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Legal Officer and our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through their work overseeing, working with, and delegating daily operations to the IT/IS team, as well as their work developing and implementing information security policies, consistent with the IT/IS processes. These policies are reviewed at least annually with updates authorized and approved by the security governance steering committee.

Our Chief Legal Officer and representatives from our security governance steering committee provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our Chief Legal Officer and representatives from our security governance steering committee provide annual briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters is located at 345 Park Avenue South, 6th Floor, New York, NY 10010, where we lease a total of approximately 15,839 square feet of office and laboratory space used for our research and development activities, general and administrative activities and other activities. This lease agreement began in April 2022 and expires in July 2029 with an additional five-year option to extend at the then-prevailing effective market rental rate. We also lease up to 3,000 square feet of laboratory and related office space used for our research and development activities at BioLabs San Diego, 9276 Scranton Road, Suite 500, San Diego, CA 92121. This lease agreement began in September 2024 and expires in September 2026 and is terminable by either party with 30 days' notice.

We believe that our current facilities are sufficient to meet our current and near term needs and that suitable additional or substitute space will be available at commercially reasonable terms as and when needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On October 12, 2023, Rocket filed a lawsuit in the U.S. District Court for the Southern District of New York against Lexeo and two former employees claiming, among other things, misappropriation of confidential information and trade secrets. The complaint alleges that while employees of Rocket, the individual defendants downloaded confidential Rocket company documents and other proprietary materials and that Lexeo used this information to advance its programs after the individuals became employed by Lexeo. The complaint seeks unspecified damages and injunctive relief. In August 2024, we asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain PKP2-ACM patents, breach of contract, and tortious interference with contract in connection with their diligence of a PKP2-ACM program at UCSD that was later licensed by Lexeo. Our counterclaims seek equitable relief, damages, attorneys' fees and costs from Rocket and Spacecraft Seven LLC. The case is currently in the discovery phase. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, we currently do not expect the final outcome will have a material adverse effect on our timelines for development of our product candidates. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “LXEO” since November 3, 2023. Prior to that date there was no public trading market for our common stock.

Holders

As of March 20, 2025, there were approximately 18 registered holders of record of our common stock. We believe a greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds

There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on March 11, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	-		-	-	-
November 1, 2024 to November 30, 2024	836		4.87	-	-
December 1, 2024 to December 31, 2024	-		-	-	-
Total	836	(1)	$4,074	-	-

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

Overview

We are a clinical stage genetic medicine company dedicated to reshaping heart health by applying pioneering science to fundamentally change how cardiovascular diseases are treated. We are advancing a portfolio of therapeutic candidates that take aim at the underlying genetic causes of conditions, including FA cardiomyopathy, PKP2 arrhythmogenic cardiomyopathy, and other devastating diseases with high unmet need.

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial and in a Cornell investigator-initiated trial. In July 2024, we provided an interim clinical update, which included baseline characteristics from the 11 treated participants across the two studies and data from the 8 participants who had reached at least 6-months of follow-up as of that time. These data showed improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I. Additionally, in November 2024 we reported that we observed an increase in frataxin protein expression in the hearts of four patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3)) as measured by LCMS and immunohistochemistry. LX2006 has been generally well-tolerated across both trials to date. One year after dosing, one participant with multiple comorbidities and a history of flu-like symptoms presented with Grade 2 asymptomatic myocarditis. Six weeks later, a biopsy was negative for myocarditis and the participant remains asymptomatic. In November 2024 we announced alignment with the FDA on key elements of a registrational development plan for LX2006, including an accelerated approval pathway with left ventricular mass index and frataxin protein expression as co-primary registrational endpoints. In February 2025, we reached further alignment with FDA that the frataxin protein expression co-primary endpoint would be evaluated for any increase from baseline in frataxin positive area as measured by immunohistochemistry as opposed to any specific numerical threshold. We expect to provide a further interim data update in mid-2025.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of ACM caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. To date, six participants have been enrolled in this trial: three in cohort 1 and three in cohort 2. We have obtained post-treatment cardiac biopsies from two participants in cohort 1; the third cohort 1 participant elected to not undergo the post-treatment biopsy procedure. In these two participants with post-treatment samples, we have observed an increase in PKP2 protein expression in the heart quantified using western blot assay showing a 71% and 115% increase in PKP2 protein expression versus pre-treatment baseline. In addition, the first participant to reach 6 months post-treatment experienced a 67% reduction in PVCs from baseline and normalization of QRS duration. Across all participants dosed, LX2020 has been generally well-tolerated with no treatment-related serious adverse events to date. We expect to provide an interim data readout focused on clinical efficacy biomarkers in the second half of 2025.

Each of our gene therapy candidates utilizes the vector construct, dose and route of administration that we believe will result in the most favorable biodistribution and safety profile for our product candidate for each disease. Our most advanced programs use the AAVrh10 vector due to its high transduction efficiency in myocardial cells, potential for lower toxicity given the opportunity to utilize lower doses compared to other well-established AAV serotypes, and low pre-existing immunity.

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of December 31, 2024, we had $128.5 million of cash, cash equivalents, and investments. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the years ended December 31, 2024 and December 31, 2023 were $98.3 million and $66.4 million, respectively, and our accumulated deficit was $280.2 million at December 31, 2024. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures to continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned clinical trials as well as research and development of our FA cardiomyopathy (LX2006) and arrhythmogenic cardiomyopathy caused by mutations in the PKP2 gene, or PKP2-ACM (LX2020) programs and other product candidates;
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

Summary of key factors impacting the comparability of our performance

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for LX2006 and LX2020 or any future product candidates, are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, royalties or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

Research and development activities are central to our business model and account for a significant portion of our operating expenses. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase for the foreseeable future as we further advance LX2006 and LX2020, and any other future product candidates that we may develop, into and through preclinical studies and clinical trials and pursue regulatory approvals. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future research, preclinical studies and clinical trials, regulatory developments and our assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether any of our current or future product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset our expenses.

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

We expect that our general and administrative expenses will increase in the future as we incur additional expenses to support the continued research and development of our programs and the growth of our business, including increasing our general and administrative headcount, as well as additional costs associated with operating as a large public company, including increased expenses for audit, legal, regulatory, investor relations and tax-related services associated with maintaining compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on a national securities exchange.

Loss on fair value adjustment to convertible SAFE Note

Loss on fair value adjustment to convertible SAFE Note consists of losses on the estimated fair value of the convertible SAFE Note.

Other income (expense), net

Other income (expense), net includes net foreign exchange gains and (losses).

Interest expense

Interest expense is primarily associated with our finance right of use asset equipment leases.

Interest income

Interest income is primarily related to interest earned from our investment in a U.S. government money market fund and interest earned from our investments in U.S. Treasury securities, as well as interest earned on interest-bearing demand deposit cash accounts.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, we had no unrecognized tax benefits.

Accretion of discount on investments

Accretion of discount on investments consists of accretion of discount on our investments in U.S. Treasury securities.

Results of operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses
Research and development	$74,091	$53,130	$20,961
General and administrative	31,675	15,383	16,292
Total operating expenses	105,766	68,513	37,253
Operating loss	(105,766)	(68,513)	(37,253)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	-	(530)	530
Other income (expense), net	(9)	(13)	4
Interest expense	(137)	(205)	68
Interest income	7,556	2,867	4,689
Accretion of discount on investments	23	-	23
Total other income and expense	7,433	2,119	5,314
Loss from operations before income taxes	(98,333)	(66,394)	(31,939)
Income taxes	-	-	-
Net Loss	$(98,333)	$(66,394)	$(31,939)

Research and development expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Direct external research and development expenses by program:
LX2020	$23,451	$14,192	$9,259
LX2006	14,256	7,537	6,719
LX1001	4,501	9,936	(5,435)
Other programs	3,424	2,535	889
Total direct external research and development expenses by program	45,632	34,200	11,432
Unallocated research and development expenses:	-
Employee and stock-based compensation expenses	22,011	13,499	8,512
Lab-related costs and supplies	1,356	1,160	196
Professional fees	2,030	1,707	323
Other unallocated costs, including facilities	3,062	2,564	498
Total unallocated research and development expenses:	28,459	18,930	9,529
Total research and development expenses	$74,091	$53,130	$20,961

The net increase of $21.0 million in total research and development expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to increases in (i) clinical trial costs of $8.7 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded during the year ended December 31, 2024, (ii) employee compensation and stock-based compensation expenses of $8.5 million primarily due to increased headcount and equity awards granted since December 31, 2023, (iii) chemistry, manufacturing and controls, or CMC, expenses of $3.8 million, (iv) net milestone expense of $2.6 million, including a $6.0 million development milestone for our LX2020 program that was achieved and paid to the selling shareholders of Stelios during the year ended December 31, 2024, which was partially offset by a $3.5 million development milestone for our LX2006 program that was achieved and paid to Adverum during the year ended December 31, 2023, (v) quality assurance and program and portfolio management expenses of $1.0 million, and (vi) license fees of $0.7 million primarily related to the Third Cornell License Agreement. These increases were partially offset by decreases in (i) non-clinical and preclinical expenses of $2.5 million primarily related to our early stage cardiovascular and CNS disease programs, and (ii) estimated accrued clinical trial expenses of $2.2 million resulting from an adjustment recorded during the year ended December 31, 2024 for our LX1001 program.

General and administrative expenses

The net increase of $16.3 million in general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to increases in (i) employee compensation and stock-based compensation expenses of $7.3 million primarily due to increased headcount and equity awards granted since December 31, 2023, (ii) third-party legal fees and associated costs of $6.4 million, (iii) third-party audit, tax, investor relations, public relations and other professional service provider fees, as well as insurance expenses, of $1.2 million primarily due to our becoming a publicly traded company in November 2023, (iv) travel, software, office supplies, and dues and subscription expenses of $0.6 million, and (v) capital tax expense of $0.3 million.

Interest income

We recognized interest income of $7.6 million and $2.9 million for the years ended December 31, 2024 and December 31, 2023, respectively, primarily related to interest earned on our investment in a U.S. government money market fund and our investments in U.S Treasury securities with an increased average invested balance in 2024 primarily due to the net proceeds received from our IPO and the subsequent partial exercise of the underwriters' option to purchase additional shares in November 2023, as well as the net proceeds received from our Private Placement offering in March 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through December 31, 2024, we funded our operations primarily with total net proceeds from sales of our common stock, convertible SAFE Note and convertible equity securities of $377.9 million. As of December 31, 2024 and December 31, 2023, we had cash, cash equivalents, and investments of $128.5 million and $121.5 million, respectively.

We believe that our cash, cash equivalents, and investments balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in “Item 1A. Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(81,151)	$(59,496)
Net cash used in investing activities	(94,077)	(165)
Net cash provided by financing activities	88,776	103,791
Net increase (decrease) in cash	$(86,452)	$44,130

Operating activities

During the year ended December 31, 2024, net cash used in operating activities consisted primarily of our net loss of $98.3 million, which was partially offset by (i) $12.5 million of stock-based compensation expense, (ii) $2.7 million of net cash provided by changes in operating assets and liabilities, and (iii) $1.7 million of amortization of our right-of-use assets for our operating and finance leases.

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

Investing activities

During the year ended December 31, 2024, net cash used in investing activities was $94.1 million and consisted primarily of the purchase of investments in U.S. Treasury securities and lab equipment.

During the year ended December 31, 2023, net cash used in investing activities was $0.2 million and consisted primarily of the purchase of lab equipment and internal use software.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities consisted primarily of the net proceeds received from the Private Placement offering of $88.7 million, as well as $0.5 million of proceeds received from the exercise of stock options, which were partially offset by $0.4 million of principal payments made on equipment finance leases.

During the year ended December 31, 2023, net cash provided by financing activities consisted primarily of the net proceeds received from the IPO of $100.3 million, as well as net proceeds received from the issuance of the convertible SAFE Note of $3.9 million, which were partially offset by $0.4 million of principal payments made on equipment finance leases.

Funding requirements

We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we advance our lead product candidates and other development programs. Accordingly, we will continue to require substantial additional funding to support our continuing operations.

The timing and amount of our future operating and capital requirements will largely depend on many factors, including:

•
the initiation, scope, progress, timing, results and costs of product discovery, preclinical studies and clinical trials for our product candidates or any future candidates we may develop;
•
our ability to maintain our relationships with Weill Cornell Medicine, Adverum, The Regents of UCSD, and any other key licensors or collaborators;
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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our audited financial statements.

Research and development

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

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

Stock option awards

We recognize share-based compensation expense related to stock option awards granted based on the estimated fair value of the awards on the date of grant using a Black-Scholes option pricing model. The grant date fair value of the share-based awards is recognized on an accelerated basis under the graded vesting method over the requisite service period of the award, which is the vesting period of the respective awards. Share-based payments to non-employees issued in exchange for services are based upon the fair value of the equity instruments issued. Compensation expense for stock options issued to non-employees is calculated using the Black-Scholes option pricing model and is recorded over the requisite service performance period.

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

Emerging growth company and smaller reporting company status

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million as of June 30, 2024 and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30 of such year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our audited financial statements included elsewhere in this Annual Report.

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
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lexeo Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lexeo Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

New York, New York

March 24, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with

KPMG International Limited, a private English company limited by guarantee.

Lexeo Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,014	$121,466
Investments	86,504	-
Prepaid expenses and other current assets	4,603	2,828
Total current assets	126,121	124,294
Restricted cash	3,252	3,252
Investments	7,012	-
Property and equipment, net	1,028	1,056
Lease right-of-use assets - finance, net	1,460	1,763
Lease right-of-use assets - operating	8,069	9,442
Total assets	$146,942	$139,807

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$6,417	$3,794
Accrued expenses and other current liabilities	13,759	10,840
Current portion of lease liabilities - finance	570	518
Current portion of lease liabilities - operating	2,100	2,087
Total current liabilities	22,846	17,239
Non-current liabilities
Non-current portion of lease liabilities - finance	817	1,247
Non-current portion of lease liabilities - operating	6,437	7,786
Total liabilities	30,100	26,272

Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of December 31, 2024; 33,079,209 shares issued and 33,071,261 shares outstanding as of December 31, 2024; 500,000,000 shares authorized as of December 31, 2023; 26,668,485 shares issued and 26,646,378 shares outstanding as of December 31, 2023	3	3
Treasury stock, at cost, 3,827 common shares at December 31, 2024 and 0 common shares at December 31, 2023	(17)	-
Additional paid-in capital	397,132	295,372
Accumulated other comprehensive loss	(103)	-
Accumulated deficit	(280,173)	(181,840)
Total stockholders' equity	116,842	113,535
Total liabilities and stockholders' equity	$146,942	$139,807

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$74,091	$53,130
General and administrative	31,675	15,383
Total operating expenses	105,766	68,513
Operating loss	(105,766)	(68,513)
Other income and expense
Loss on fair value adjustment to convertible SAFE Note	-	(530)
Other income (expense), net	(9)	(13)
Interest expense	(137)	(205)
Interest income	7,556	2,867
Accretion of discount on investments	23	-
Total other income and expense	7,433	2,119
Loss from operations before income taxes	(98,333)	(66,394)
Income taxes	-	-
Net loss	$(98,333)	$(66,394)
Other comprehensive loss
Net unrealized loss on investments	(103)	-
Total other comprehensive loss	(103)	-
Comprehensive loss	$(98,436)	$(66,394)
Net loss per common share, basic and diluted	$(3.09)	$(12.40)
Weighted average number of shares outstanding used in computation of net loss per common share, basic and diluted	31,787,491	5,354,368

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible					Additional	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2022	143,653,545	$185,033	1,607,185	$-	$-	$2,492	$-	$(115,446)	$(112,954)
Exercise of stock options	-	-	11,916	-	-	51	-	-	51
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	19,442	-	-	87	-	-	87
Conversion of SAFE Note into common stock in connection with initial public offering, net of issuance costs of $113	-	-	411,815	-	-	4,417	-	-	4,417
Issuance of common stock upon initial public offering and subsequent partial exercise of underwriters' option to purchase additional shares, net of underwriting discounts, commissions and offering costs of $11,285	-	-	10,139,656	1	-	100,250	-	-	100,251
Conversion of convertible preferred stock into common stock in connection with initial public offering, net of issuance costs of $519	(143,653,545)	(185,033)	14,456,364	2	-	185,032	-	-	185,034
Stock-based compensation expense	-	-	-	-	-	3,043	-	-	3,043
Net loss	-	-	-	-	-	-	-	(66,394)	(66,394)
Balances at December 31, 2023	-	$-	26,646,378	$3	$-	$295,372	$-	$(181,840)	$113,535
Exercise of stock options		-	135,646	-	-	491		-	491
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	-	-	14,159	-	-	59	-	-	59
Issuance of common stock upon private placement offering, net of commissions and offering costs of $6,288	-	-	6,278,905	-	-	88,712	-	-	88,712
Additional issuance costs incurred for SAFE Note	-	-	-	-	-	24	-	-	24
Treasury stock repurchases	-	-	(3,827)	-	(17)	-	-	-	(17)
Unrealized comprehensive loss on investments	-	-	-	-	-	-	(103)	-	(103)
Stock-based compensation expense	-	-	-	-	-	12,474	-	-	12,474
Net loss	-	-	-	-	-	-	-	(98,333)	(98,333)
Balances at December 31, 2024	-	$-	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(98,333)	$(66,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	1,373	1,266
Reduction in the carrying amount of ROU assets, finance	325	306
Stock based compensation expense	12,474	3,043
Depreciation and amortization expense	304	271
Change in fair value of convertible SAFE Note liability	-	530
Accretion of discount on investments	(23)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,690)	990
Accounts payable	2,378	(180)
Accrued expenses and other current liabilities	3,367	2,091
Lease liabilities, operating	(1,336)	(1,414)
Lease liabilities, finance	10	(5)
Net cash used in operating activities	(81,151)	(59,496)
Cash flows from investing activities:
Purchase of internal use software	-	(50)
Purchase of property and equipment	(481)	(115)
Purchases of investments	(93,596)	-
Net cash used in investing activities	(94,077)	(165)
Cash flows from financing activities:
Proceeds from exercise of stock options	491	51
Payments on finance leases	(410)	(425)
Treasury stock repurchases	(17)	-
Payments of issuance costs on convertible SAFE Note	-	(86)
Proceeds from issuance of convertible SAFE Note	-	4,000
Proceeds from issuance of common stock upon private placement offering, net of commissions and offering costs	88,712	-
Proceeds from issuance of common stock upon initial public offering, net of underwriters' discounts, commissions and other offering costs	-	100,251
Net cash provided by financing activities	88,776	103,791
Net change in cash, cash equivalents and restricted cash	(86,452)	44,130
Cash, cash equivalents and restricted cash at beginning of period	124,718	80,588
Cash, cash equivalents and restricted cash at end of period	$38,266	$124,718
Supplemental disclosures of cash flow information
Interest paid	$127	$176
Supplemental disclosure of non-cash activities
Deferred offering costs included in accounts payable and accrued expenses	$-	$1,105
Unrealized loss on investments	$(103)	$-
Reclassification of internal use software into prepaid expenses	$98	$-
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$-	$50
(Property and equipment purchased in the prior period and paid in the current period), net of property and equipment purchased in the current period included in accounts payable	$(120)	$141
Finance lease right-of use assets and finance lease liabilities recognized	$22	$-
Conversion of convertible preferred stock into common stock in connection with initial public offering, net of issuance costs	$-	$185,032
Conversion of SAFE Note into common stock in connection with initial public offering, net of issuance costs	$-	$4,417
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$59	$87

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Notes to Financial Statements

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

Basis of Presentation and Principles of Consolidation—The accompanying financial statements and these notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. Certain prior period balances have been reclassified to conform to the current period presentation.

A 10.594230-for-1 reverse share split of the Company’s series A convertible preferred stock, series B convertible preferred stock, common stock, and options to purchase common stock under the Company’s 2021 Equity Incentive Plan (the "2021 Plan"), as well as corresponding adjustments in the respective conversion prices of the series A convertible preferred stock and series B convertible preferred stock, was effected on October 13, 2023 as approved by the Company’s board of directors (the "Board of Directors") and its shareholders (the “Stock Split”). The Stock Split reduced the number of shares of the Company’s authorized, issued and outstanding common stock, as well as the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock under its 2021 Equity Incentive Plan, on a 10.594230-for-1 basis. As such, all references to series A convertible preferred stock and series B convertible preferred stock conversion ratios, conversion share and per share amounts, and post- conversion share and per share amounts, as well as common stock option, option per common share, common share and common per share amounts, in these financial statements and accompanying notes have been retroactively restated to reflect the Stock Split and the Stock Split’s effect on the respective series A convertible preferred stock and series B convertible preferred stock conversion ratios for each series of convertible preferred stock. The Stock Split did not affect the par values per share.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $98.3 million and $66.4 million during the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company had cash, cash equivalents, and investments of $128.5 million and an accumulated deficit of $280.2 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares, as well $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "convertible SAFE Note") in August 2023. During the year ended December 31, 2024, the Company received total net proceeds of $88.7 million after deducting underwriting commissions and offering expenses in a private placement offering of its common stock (see Note 8). Management estimates that the Company's current cash, cash equivalents, and investments balances are sufficient to fund its operations for at least 12 months from the issuance date of these financial statements.

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

Risks and Uncertainties—The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the ability to secure additional capital to fund operations, and commercial success of its product candidates. Any of the Company’s current product candidates and future product candidates that it may develop will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance- reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at carrying values, which approximated their fair values and are based on quoted prices in active markets for identical securities. At December 31, 2024 and December 31, 2023, the Company’s cash equivalents were held in a money market fund. As of December 31, 2024 and 2023, cash consists of cash on deposit with U.S. banks denominated in U.S. dollars, and restricted cash consists of cash on deposit with U.S. banks denominated in U.S. dollars for which its use is restricted and is classified as non-current in the Company’s balance sheet according to the timing of maturity, and is associated with collateral for letters of credit issued in connection with its operating lease right-of-use and finance lease right-of-use assets and corresponding lease liabilities. Cash is stated at its historical carrying amount, which approximates fair value due to its short-term nature. Restricted cash is stated at its historical carrying amount, which approximates fair value. The Company regularly maintains cash and cash equivalents and restricted cash balances with financial institutions that exceed Federal Deposit Insurance Corporation insurance limits.

Investments—Investments consist primarily of U.S. Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date, including the determination of current and non-current classifications based on the contractual maturity dates of the underlying investments. Investments may be sold by the Company prior to contractual maturity. The Company classifies its investments as available-for-sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The Company's current and non-current investments are presented net of discounts of approximately $49,000 and $55,000, respectively, at December 31, 2024.

Deferred Software Costs—We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets and are amortized on a straight-line basis over the estimated useful life. For the year ended December 31, 2024, $0.1 million of deferred software costs were capitalized related to cloud computing arrangements.

Net Loss per Share— The Company follows the two-class method when computing net income (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company also considers the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During (i) the year ended December 31, 2023, potential common shares related to the conversion of the convertible SAFE Note, which converted into 411,815 common shares in connection with the Company’s IPO on November 2, 2023 (see Note 6), and 8,070,027 potential common shares related to the conversion of series A convertible preferred stock and 5,489,573 potential common shares related to the conversion of series B convertible preferred stock, which converted into 8,070,027 common shares and 6,386,337 common shares, respectively, in connection with the Company’s IPO on November 7, 2023 (see Note 7), and (ii) the years ended December 31, 2024 and December 31, 2023, 3,724,218 and 2,415,740 potential common shares, respectively, related to the exercise of outstanding stock options and settlement of outstanding Restricted Stock Units ("RSUs") (see Note 9), were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Deferred Offering Costs—The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional capital generated as a result of the offering. Should the equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss. The Company had no deferred offering costs recorded as of December 31, 2024 or December 31, 2023.

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

Stock Based Compensation Expense—The Company accounts for stock-based payment awards granted to employees and non-employees, as well as shares issued to its employees under the Company's 2023 Employee Stock Purchase Plan (the "2023 ESPP"), as stock-based compensation expense at fair value. The Company issues stock-based awards to employees and non-employees in the form of stock options and also issues stock-based awards to employees in the form of restricted stock units (“RSUs”). The measurement date for employee stock option and RSU awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on an accelerated basis. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. The measurement date for shares issued under the 2023 ESPP is the first date of each employee stock purchase plan offering period, and stock-based compensation costs are recognized as expense over the offering period on a straight-line basis. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on an accelerated basis. Stock-based compensation expense is classified in the accompanying statement of operations based on the function to which the related services are provided. As the Company is permitted to repurchase shares legally issued for unvested stock options exercised at their exercise price under the 2021 Plan, (i) cash received for unvested stock options exercised under the 2021 Plan is recorded as a deposit liability as a reclassification from additional paid-in capital in the Company’s balance sheet, which is relieved to additional paid-in capital as such awards vest, (ii) stock based compensation expense is recognized over the requisite service period for each such award, and (iii) the amount and number of shares of common stock outstanding in the Company’s balance sheet and statement of convertible preferred stock and stockholders’ equity (deficit) are reduced until such awards vest. Forfeitures are recorded as they occur.

The fair value of each stock option grant and shares issued under the 2023 ESPP are estimated on the date of grant or on the first date of each employee stock purchase plan offering period, respectively, using the Black-Scholes option-pricing model, while the fair value of each RSU granted is equal to the closing price of the Company's common stock on the date of the grant. Prior to its IPO on November 3, 2023, the Company was a private company and lacked company-specific historical and implied volatility information for stock options granted. Therefore, the Company estimated its expected stock volatility entirely based on the historical volatility of a publicly traded set of peer companies for stock options granted prior to its IPO, and estimates its expected stock price volatility primarily based on the historical volatility of a publicly traded set of peer companies for stock options granted since its IPO, each for a period equal to the expected life of the stock options granted, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options and expects to continue to do so until such time as it has adequate historical data regarding the expected term of its own stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero as the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

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

The Company accounts for income taxes under the asset and liability method pursuant to ASC Topic 740, Income Taxes ("ASC 740"). Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. Under the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize, and subsequently amortize, research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S commencing in 2022. The capitalization of research and development expenses during the year resulted in a decrease to the Company's operating loss generation during the years ended December 31, 2024 and December 31, 2023 as compared to prior periods (see Note 11). As of December 31, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2024 and December 31, 2023, the Company has not identified any uncertain tax positions.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and investments. The Company’s cash and restricted cash balances exceed Federal Deposit Insurance Corporation insurance limits. The Company’s cash equivalents consist of investments in a U.S. government money market fund, and the Company's investments primarily consist of U.S. Treasury securities. The Company’s cash, cash equivalents, restricted cash, and investments are held with large financial institutions that management believes to be of high credit quality. To date, the Company has not recognized any losses caused by uninsured balances.

Segment Information—The Company manages its operations as a single segment for the purposes of assessing performance and allocating resources. The Company is focused on preclinical and clinical stage gene therapies, and specifically on hereditary and acquired diseases of high unmet need. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer ("CEO") and its senior leadership team. The CODM reviews the Company’s financial information on an aggregated basis for purposes of assessing performance and allocating resources. All assets are held in the United States. The Company has not earned any product revenue through December 31, 2024.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of each asset. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, unused capacity, market value declines, and obsolescence of technology. Recorded values of asset groups of equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do not improve or extend the life of the respective assets are charged to expense in the period incurred. See Note 5 for information regarding the Company’s capitalized operating and finance lease right-of-use assets.

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2024, and December 31, 2023 (years not stated in thousands):

	Useful Life	December 31, 2024	December 31, 2023
Internal use software	3 years	$-	$296
Furniture and fixtures	5 years	386	380
Lab equipment	7 years	844	514
Leasehold improvements	7 years	272	247
Total property and equipment		1,502	1,437
Less: accumulated depreciation and amortization		(474)	(381)
Total property and equipment, net		$1,028	$1,056

Leases—In accordance with ASC Topic 842, Leases ("ASC 842"), the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to recognize leases with terms of 12 months or less.

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

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the implicit rate is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the operating lease commencement date. Operating lease right-of-use assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease right-of-use assets and lease liabilities are recognized upon receipt of the assets based on their fair values and are amortized to depreciation expense using the straight-line method over the estimated useful lives of the related assets. Finance lease liability payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease, according to the interest rates implicit in the leases.

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Recent Accounting Pronouncements Adopted—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"). ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. The Company's adoption of ASU 2023-07 resulted in a new footnote disclosure for segment reporting.

Recent Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU No. 2023-09"). ASU No. 2023-09 requires disaggregation of the effective tax rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. ASU No. 2023-09 became effective for the Company on January 1, 2025. The adoption of this guidance will not have a material impact on the Company's financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU No. 2024-03"). ASU No. 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU No. 2024-03 will be effective for the Company starting in annual periods in 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

3. Fair Value Measurements

The Company’s cash equivalents consist of investments in a U.S. government money market fund stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. Cash is stated at carrying value, which approximates fair value due to its short-term nature. The Company classifies its investments, primarily in U.S. Treasury securities as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets. The carrying values of the Company’s prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table presents information about the Company’s financial assets, financial liabilities, and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$17,636	$-	$-	$17,636
U.S. Treasury securities	-	86,504	-	86,504
Investments:
U.S. Treasury securities	-	7,012	-	7,012
	$17,636	$93,516	$-	$111,152

	As of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$102,484	$-	$-	$102,484
U.S. Treasury securities	-	-	-	-
Investments:
U.S. Treasury securities	-	-	-	-
	$102,484	$-	$-	$102,484

Investments, which are classified as available-for-sale securities, consisted of the following as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$93,619	$-	$(103)	$93,516
	$93,619	$-	$(103)	$93,516

	As of December 31, 2023:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$-	$-	$-	$-
	$-	$-	$-	$-

All investments classified as available-for-sale securities held as of December 31, 2024 and December 31, 2023 had contractual maturities of less than two years. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

Aggregate fair values of investments classified as available-for-sale securities with unrealized losses and gains were as follows as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Available-for-sale securities:
Due within one year	$86,504	$-
Due after one year through five years	$7,012	-
	$93,516	$-

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

Stock price	$11.00
Exercise price	$11.00
Weighted average risk-free interest rate	5.53%
Expected term (in years)	0.08
Expected volatility	65.88%
Expected dividend yield	0.00%

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued research and development expenses	$6,696	$6,384
Accrued bonus expenses	3,718	2,810
Accrued general and administrative expenses and other professional fees	2,406	1,092
Other current liabilities	939	554
Total accrued expenses and other current liabilities	$13,759	$10,840

5. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC 842. In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s balance sheets as of December 31, 2024, and December 31, 2023. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of December 31, 2024 and December 31, 2023 were 4.6 years and 5.6 years, respectively. The components of this operating lease were as follows:

	Year Ended
	December 31,
	2024	2023
Operating lease expense	$2,147	$2,147
Variable lease expense	459	355
Total operating lease expense	$2,606	$2,502
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$2,110	$2,294

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of December 31, 2024:

Year ended December 31	Operating Leases
2025	$2,152
2026	2,206
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	10,309
Less: present value adjustment	(1,772)
Total operating lease liabilities	$8,537
Included in the balance sheet:
Current portion of lease liabilities - operating	2,100
Non-current portion of lease liabilities - operating	6,437
Total operating lease liabilities	$8,537

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s balance sheet as of December 31, 2024. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at December 31, 2024 were $2.2 million, $0.8 million and $1.4 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from $4,000 to $18,000. The total aggregate monthly installment payment amount is $49,000 for the Company's equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 30, 2024 were 2.7 years, 4.8 years, and 8.59%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2023 were 3.7 years, 5.7 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Year Ended
	December 31,
	2024	2023
Reduction in the carrying amount of ROU assets, finance	$325	$306
Interest on finance lease liabilities	127	176
Total finance lease expense	$452	$482
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$410	$425

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at December 31, 2024:

Year ended December 31	Equipment Finance Leases
2025	$587
2026	587
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	1,544
Less: imputed interest	(157)
Total finance lease liabilities	$1,387
Included in the balance sheet:
Current portion of lease liabilities - finance	570
Non-current portion of lease liabilities - finance	817
Total finance lease liabilities	$1,387

6. Convertible SAFE Note

On August 24, 2023, the Company entered into the convertible SAFE Note with Sarepta Therapeutics, Inc. (the "Investor") in a principal amount of $4.0 million bearing simple interest at an annual rate of 10% to be repaid after one year (the "Cash Out Amount") in the absence of the occurrence of certain settlement events, including upon a qualified preferred stock equity financing, a public offering or a Special Purpose Acquisition Company ("SPAC" transaction, a change of control, or dissolution. The convertible SAFE Note was accounted for as a liability in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, which was initially and subsequently measured at fair value with changes in fair value recognized in earnings (see Note 3). Upon a qualified equity financing event, the convertible SAFE Note would have automatically converted into a number of shares of corresponding preferred stock based on a certain discount to the price of such preferred stock issued to the other investors applied to the then-current Cash-Out Amount. Upon the effective date of an IPO or a direct listing, or immediately prior to the closing of a SPAC transaction, the convertible SAFE Note would have automatically converted, and did automatically convert upon the effectiveness of the Company's IPO registration statement on November 2, 2023, into a number of shares of common stock based on a certain discount to the public offering price of such common stock applied to the then-current Cash-Out Amount (see Note 8). Upon a change of control, the Investor would have been entitled to receive the greater of (i) an amount equal to a certain premium applied to the then-current Cash-Out Amount, or (ii) the amount that would have been payable on the number of shares of the senior-most series of the Company’s preferred stock after applying a certain discount to the original issue price of such senior-most preferred stock together with a certain premium applied to the then-current Cash-Out Amount (the greater of (i) and (ii), the “Conversion Amount”). Upon the one-year maturity of the convertible SAFE Note, or upon dissolution of the Company, the Investor was to be paid an amount equal to the Cash-Out Amount. Upon the event of a change of control or dissolution, the Investor’s right to receive its Cash-Out Amount or its Conversion Amount would have been junior to payment of outstanding indebtedness and creditor claims, on par with payments for the Company’s most senior series of preferred stock or other SAFE note holders, if any, and senior to payments for the Company’s common stock and any other series or class of stock. The convertible SAFE Note did not maintain any voting rights.

In connection with the convertible SAFE Note, the Company incurred issuance costs of $0.1 million that were recorded as a discount to the liability balance and amortized to interest expense over the term of the convertible SAFE Note. As of November 2, 2023, the estimated fair value of the convertible SAFE Note, gross of unamortized discount, increased by $0.5 million to $4.5 million (see Note 3), and the corresponding carrying value was $4.4 million, net of unamortized discount, which automatically converted into 411,815 shares of the Company’s common stock upon the declaration of effectiveness of the Company's IPO registration statement on November 2, 2023 (see Note 8).

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

8. Capital Stock

As of December 31, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, 33,079,209 shares and 26,668,485 shares, respectively, of the Company's common stock authorized were issued, including 7,948 shares and 22,107 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. Until the closing of the Company’s IPO on November 7, 2023, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth in Note 7. The Company repurchased a total of 3,827 shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 9). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors and were subject to the preferential dividend rights of the convertible preferred stock until the closing of the Company's IPO. No cash dividends have been declared or paid by the Company.

Upon the declaration of effectiveness of the Company’s IPO registration statement on November 2, 2023, the Company's then outstanding convertible SAFE Note automatically converted into 411,815 shares of common stock (see Note 6). Upon the closing of the Company's IPO on November 7, 2023, the Company issued and sold 9,090,910 shares of its common stock, and subsequently, the underwriters partially exercised their associated 30-day option to purchase additional shares of common stock with 1,048,746 additional shares issued. The net proceeds to the Company from the IPO and subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares were approximately $100.3 million based on the initial offering price of $11.00 per share, after deducting underwriting discounts, commissions and offering expenses totaling $11.3 million. Also upon the closing of the Company's IPO on November 7, 2023, all 85,495,722 then outstanding shares of the Company’s series A convertible preferred stock and all 58,157,823 then outstanding shares of the Company’s series B convertible preferred stock converted into 8,070,027 shares and 6,386,337 shares of common stock, respectively, including 896,764 shares of common stock issued as a result of series B convertible preferred stock antidilution provisions. On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement that closed on March 13, 2024 (the "Private Placement"). The gross and net proceeds received from the Private Placement were approximately $95.0 million and $88.7 million, respectively, after deducting approximately $6.3 million of commissions and other offering costs.

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, settlement of outstanding RSUs, and future issuance of stock-based awards:

	December 31, 2024	December 31, 2023
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	3,457,918	2,415,740
RSUs subject to settlement in shares of common stock under the 2023 Plan	266,300	-
Shares available for issuance under the 2023 Plan	2,185,328	2,293,816
Shares available for issuance under the 2023 ESPP	505,284	238,600
Total shares of common stock reserved for future issuance	6,414,830	4,948,156

9. Stock-based Compensation

In February 2021, the Company adopted the 2021 Plan for the issuance of stock options granted to the Company’s key directors, officers, employees and consultants, as a means to secure the benefits arising from capital stock ownership. In connection with the Company’s IPO in November 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”) and the 2023 ESPP (together with the 2021 Plan and 2023 Plan, the “Plans”) for the issuance of equity awards granted to the Company's key directors, officers, employees, and consultants, and for the issuance of shares purchased under the 2023 ESPP to the Company's employees, respectively, as a means to secure the benefits arising from capital stock ownership. The purposes of the Plans are to promote the alignment of the interests of key directors, officers, employees, and consultants with the success of the Company and to provide compensation opportunities to attract, retain and motivate directors, officers, employees, and consultants of the Company.

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

On January 1, 2024, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,333,424 shares and 266,684 shares, respectively, to totals of 6,070,424 shares and 505,284 shares, respectively. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,653,960 shares and 330,792 shares, respectively, to totals of 7,724,384 shares and 836,076 shares, respectively. As of December 31, 2024, 2,185,328 shares and 505,284 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. No shares have been issued under the 2023 ESPP through December 31, 2024.

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company repurchased a total of 3,827 shares of common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 8).

Stock options granted under the 2023 Plan through December 31, 2024 are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months. Stock options granted under the 2023 Plan to certain of the Company's non-employee directors vest in equal annual installments over a three-year period or over a one-year period.

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the years ended December 31, 2024 and December 31, 2023 (weighted-average remaining contractual term (in years) is not stated in thousands):

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2023	2,415,740	$8.32	7.83	$13,689
Granted	1,520,330	15.60
Exercised	(135,646)	3.62		1,288
Forfeited	(272,276)	11.40
Expired	(70,230)	12.94
Outstanding as of December 31, 2024	3,457,918	$11.37	8.18	$2,851
Options exercisable at December 31, 2024	1,954,937	$8.16	7.38	$2,851

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $11.58 per share and $9.89 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.

The total grant date fair values of stock options vested during the years ended December 31, 2024 and December 31, 2023 were $7.1 million and $2.4 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis during the year ended December 31, 2024 (not stated in thousands):

	Year Ended
	December 31,
	2024	2023
Risk-free interest rate	4.14%	3.43%
Expected term (in years)	6.02	5.78
Expected volatility	85.85%	67.59%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of December 31, 2024 there was $13.6 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 2.62 years.

RSU activity

RSUs granted under the 2023 Plan through December 31, 2024 generally (i) are subject to requisite service requirements, and (ii) vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters.

The following table summarizes the RSU activity under the 2023 Plan for the year ended December 31, 2024:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2023	-	$-
Granted	287,078	15.52
Vested	-	-
Forfeited	(20,778)	14.65
Unvested as of December 31, 2024	266,300	$15.59

As of December 31, 2024 there was $3.3 million of unrecognized stock-based compensation expense related to RSUs estimated to be recognized over a weighted-average period of 3.28 years.

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. Employees may not purchase more than 6,000 shares of the Company's common stock during any offering period. As of and during the years ended December 31, 2024 and December 31, 2023, stock-based compensation expense and the fair value of unearned employee stock ownership plans related to the 2023 ESPP was not material.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s statements of operations and comprehensive loss:

	Year Ended
	December 31,
	2024	2023
Research and development expense	$6,001	$1,751
General and administrative expense	6,473	1,292
Total stock-based compensation expense	$12,474	$3,043

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(98,333)	$(66,394)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,787,491	5,354,368
Net loss per share attributable to common stockholders, basic and diluted	$(3.09)	$(12.40)

11. Income Taxes

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024, and December 31, 2023:

	Year Ended
	December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State Taxes, net of federal benefit	10.72	10.80
Change in valuation allowance	(33.98)	(36.12)
Permanent differences	(0.51)	(0.36)
Tax credits	3.73	4.80
Other	(0.96)	(0.12)
Effective income tax rate	0.00%	0.00%

The principal components of the Company's deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 are as follows:

	Year Ended
	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$33,295	$21,904
Tax credits	10,743	7,070
Intangibles	5,918	4,241
Capitalized R&D expenses	39,338	25,127
Lease liabilities	2,818	3,244
Other deferred tax assets	6,292	3,753
Total deferred tax assets	98,404	65,339
Valuation allowance	(95,426)	(61,974)
Net deferred tax assets	$2,978	$3,365

	Year Ended
	December 31,
	2024	2023
Deferred tax liabilities:
Right of use asset	$(2,663)	$(3,102)
Other deferred tax liabilities	(315)	(263)
Total deferred tax liabilities	(2,978)	(3,365)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2024 and 2023, the Company had federal net operating loss ("NOL") carryforwards of approximately $106.4 million and $70.2 million, respectively, which can be carried forward indefinitely. As of December 31, 2024 and December 31, 2023, the Company had state and local net operating loss carryforwards of approximately $212.7 million and $139.3 million, respectively, which begin to expire in 2040.

As of December 31, 2024 and December 31, 2023, the Company had federal tax credits of $10.7 million and $7.1 million, respectively, which begin to expire in 2040.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and December 31, 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and December 31, 2023.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period.

The Company conducted an ownership analysis under IRC Section 382 as of September 30, 2024 and determined the Company experienced an ownership change associated with the closing of the Company's IPO on November 7, 2023 that limits the Company’s NOLs and tax credits. As a result of the ownership change, the Company is limited to a $1,689,195 annual limitation on its ability to utilize its NOLs and tax credits recognized prior to the ownership change. Due to this limitation, no federal NOLs are expected to expire unutilized and $2.9 million of federal tax credits that had been available to offset future tax liabilities, prior to the date of the ownership change, will expire unutilized. As a result, during the year ended December 31, 2024, the Company reduced its deferred tax assets related to the federal tax credits, which was offset by a corresponding decrease in the valuation allowance.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and December 31, 2023, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to uncertain tax positions on the income tax expense line in the accompanying statements of operations. As of December 31, 2024 and December 31, 2023, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The resolution of tax matters is not expected to have a material effect on the Company's financial statements.

12. Commitments and Contingencies

Leases—As of December 31, 2024, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 5).

Commitments—As of December 31, 2024, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 13). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company recognizes any associated legal fees as incurred and accrues a liability for such contingent liability matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings, except that on October 12, 2023, Rocket Pharmaceuticals, Inc. (“Rocket”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and two former employees claiming, among other things, misappropriation of confidential information and trade secrets. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that the Company used this information to advance its programs after they became employed at Lexeo. The complaint seeks unspecified damages and asks the court to enjoin the Company from competing and working in the market for gene therapy treatments targeting cardiac diseases. In August 2024, the Company asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. Our counterclaims seek equitable relief, damages, attorneys' fees and costs from Rocket and Spacecraft Seven LLC. The case is currently in the discovery phase. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, the Company currently does not expect the final outcome will have a material adverse effect on its timelines for development of its product candidates.

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

13. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich ataxia ("FA") (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of December 31, 2024, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

The Adverum Agreement remains in effect until termination at the date of the last royalty term to expire. The Company can terminate the Adverum Agreement with 120 days’ written notice. The Adverum Agreement can also be terminated as a result of a patent challenge, material breach of contractual terms, or insolvency by either party.

Cornell University—On May 28, 2020, the Company entered into two exclusive license agreements with Cornell University (“Cornell”) (the “First Cornell License Agreement” and the “Second Cornell License Agreement,” collectively the “May 2020 Cornell License Agreements”). The First Cornell License Agreement is for the in-license of technology related to portfolios for APOE-associated Alzheimer’s disease and Anti-Tau, although the Company’s license is not restricted by such indications and it includes assignment to the Company of Cornell’s IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk for or have Alzheimer’s disease to support development of the Company’s LX1001 program. The Second Cornell License Agreement is for the in-license of technology related to a portfolio for FA although the Company’s license is not restricted by such indications, and it includes assignment to the Company of Cornell’s IND for the use of AAVrh.10cUhCLN2 to treat children with CLN2 Batten disease to support development of the Company’s LX1004 program. Through the May 2020 Cornell License Agreements, the Company gains access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop. Under the terms of the May 2020 Cornell License Agreements, the Company has assumed all development and commercialization activities worldwide with respect to the licensed technology.

As initial consideration for the May 2020 Cornell License Agreements, the Company paid Cornell an upfront payment in cash of $0.3 million and issued $1.3 million of notes (the “Cornell Notes”). In November 2020, the Cornell Notes with outstanding principal of $1.3 million were cancelled in exchange for 1,337,610 shares of series A convertible preferred stock, which converted into 126,258 shares of common stock upon the closing of the Company's IPO on November 7, 2023. As additional consideration, the Company is required to pay Cornell up to $8.4 million upon the achievement of specific clinical and regulatory milestones under the First Cornell License Agreement and up to $4.3 million in two portfolios and up to $0.6 million for a third portfolio upon the achievement of specific clinical and regulatory milestones under the Second Cornell License Agreement. In the second quarter of 2022, a clinical and regulatory milestone of $0.1 million was recognized and paid to Cornell in connection with the Second Cornell License Agreement. The Company is also required to pay Cornell a flat royalty in the mid-single-digits based on net sales of the products covered by the licenses, subject to certain adjustments.

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

During the year ended December 31, 2023, the Company incurred and paid $10,000 in connection with the Cornell License Agreements. During the year ended December 31, 2024, the Company incurred and paid $0.7 million in connection with the Cornell License Agreements.

Stelios Therapeutics, Inc.—Stelios Therapeutics, Inc. (“Stelios”) was an early-stage company developing novel adeno-associated AAV-based gene therapies for rare cardiac conditions including arrhythmogenic cardiomyopathy and TNNI3-associated hypertrophic cardiomyopathy. On July 16, 2021, the Company acquired 100% of the outstanding stock of Stelios that was accounted for as an asset acquisition pursuant FASB ASC 805, Business Combinations. The Company is required to pay up to a remaining aggregate of $12.5 million to the selling shareholders of Stelios upon the achievement of certain development milestones, excluding a $6.0 million development milestone that was achieved in the third quarter of 2024 and paid in the fourth quarter of 2024. Dr. Eric Adler, the Company's Chief Medical Officer and Head of Research, was a co-founder of Stelios and a selling shareholder. Of the $6.0 million development milestone payment, Dr. Adler received approximately $1.3 million. Stelios was merged into the Company on December 15, 2022 and ceased to exist.

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement,” respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through December 31, 2024 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

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

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (the "First UCSD SRA", the "Second UCSD SRA", and collectively, the “UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the UCSD SRAs are $5.6 million, of which the Company incurred $1.3 million of research and development expenses during the year ended December 31, 2023. The Company paid $0.4 million to the Regents of UCSD in connection with the UCSD SRAs during the year ended December 31, 2023. The Company did not incur any research and development expenses in connection with the UCSD SRAs during the year ended December 31, 2024. The Company paid $0.7 million to the Regents of UCSD in connection with the UCSD SRAs during the year ended December 31, 2024. The Company has paid a cumulative total of $4.0 million to the Regents of UCSD as of December 31, 2024, in connection with the UCSD SRAs.

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

On April 13, 2024, the Company also entered into an amendment to the Second UCSD SRA for the Company’s LX2022 program that extended the term of the Second UCSD SRA to December 2024. The Company incurred $0.7 million of research and development costs during the year ended December 31, 2024, and paid $0.6 million during the year ended December 31, 2024, to the Regents of UCSD in connection with the Third UCSD SRA.

On April 19, 2024, the Company entered into an amendment to the First UCSD SRA (as amended, the "Amended First UCSD SRA") for the Company’s LX2021 program in connection with the First UCSD Agreement. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to the Company under the Amended First UCSD SRA are $0.7 million. The Company incurred $0.6 million of research and development costs during the year ended December 31, 2024, and paid $0.3 million during the year ended December 31, 2024 to the Regents of UCSD in connection with the Amended First UCSD SRA.

Weill Cornell Medical College—On February 2, 2021, the Company entered into a Research Collaboration Agreement with Weill Cornell Medical College (“WCM” and the “WCM Agreement”) in connection with the Cornell License Agreements entered on May 28, 2020. The Company committed to fund scientific research at WCM to investigate further and potentially enhance the technology licensed to the Company pursuant to the License Agreements.

Under the terms of the WCM Agreement (as amended on February 1, 2022), each WCM invention, joint invention, and related joint results for which an Improvement, as defined in the WCM Agreement, applies and the Company has made an election to amend the Cornell License Agreements, the Company has the first option to negotiate in good faith with WCM for royalty- bearing, worldwide license, under Cornell patent rights, Cornell rights, and Cornell’s interest in joint patent rights, to develop, make, have made, use, offer for sale, sell, have sold, and import derived products in the field. During the year ended December 31, 2023 the Company incurred $1.0 million of research and development costs and paid $2.1 million to Cornell in connection with the WCM Agreement. During the year ended December 31, 2024 the Company incurred $0.4 million and paid $0.3 million of research and development costs to Cornell in connection with the WCM Agreement.

The WCM Agreement expired in accordance with its terms in February 2024.

14. Segment Information

The Company's CODM is its CEO and senior leadership team. All of the Company’s operating results are reviewed by the Company’s CODM within the same statement of operations and comprehensive loss whether research and development (by program) or general and administrative in nature. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure. The Company's CODM regularly reviews total expenses and expenses by significant areas such as departments and programs to make decisions when evaluating the Company's financial performance. The Company does not evaluate performance or allocate resources based on segment asset data and therefore such information is not presented. All long-lived assets are located in the United States.

The following table contains additional information on the Company's net loss, including significant segment expenses for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Research and development expense
LX2020	$23,451	$14,192
LX2006	14,256	7,537
LX1001	4,501	9,936
Other programs	3,424	2,535
Employee compensation expenses	16,010	11,748
Lab-related costs and supplies	1,356	1,160
All other research and development expense	11,093	6,022
General and administrative expense
Employee compensation expenses	13,158	5,872
All other general and administrative expense	18,517	9,511
Other income and expense, net	(7,433)	(2,119)
Net Loss	$(98,333)	$(66,394)

15. Subsequent Events

Subsequent events have been evaluated through March 24, 2025, which is the date that these financial statements were issued and were available to be issued.

On March 24, 2025, the Company entered into a sales agreement with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the sales agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management assessed and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting a required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by our registered public account firm pursuant to rules of the SEC related to emerging growth and smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

ATM Offering

On March 24, 2025, we entered into a Sales Agreement with Leerink Partners LLC, as the Sales Agent, pursuant to which we may, from time to time, sell up to an aggregate amount of $75.0 million of our common stock through the Sales Agent in an “at-the-market” offering, or the ATM Offering. We will pay the Sales Agent a commission equal to 3% of the aggregate gross proceeds we receive from all sales of our common stock under the Sales Agreement. We have also provided the Sales Agent with customary indemnification rights. The Sales Agreement remains in effect until the earlier of selling all shares available under the Sales Agreement or until such agreement is terminated by written notice from either of the parties pursuant to the terms thereof. We are not obligated to make any sales of our common stock under the Sales Agreement, and no sales have been made under the Sales Agreement as of the filing of this Annual Report.

The ATM Offering is being made under a prospectus supplement to be dated March 24, 2025 and filed with the Securities and Exchange Commission on March 24, 2025, and the related prospectus contained in our shelf registration statement on Form S-3 (Registration No. 333- 283781) filed on December 13, 2024, and declared effective by the Securities and Exchange Commission on December 19, 2024.

A copy of the Sales Agreement is filed as Exhibit 10.32 to this Annual Report. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.32. A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Annual Report.

Securities Trading Plans of Directors and Executive Officers

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be held in June 2025 to be filed with the SEC on or before April 30, 2025, or the Proxy Statement, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

4.1¥	Amended and Restated Investors’ Rights Agreement, dated August 10, 2021, by and among the Registrant and certain of its stockholders	S-1	333-274777	4.1	September 29, 2023

4.2	Form of Common Stock Certificate of the Registrant	S-1/A	333-274777	4.2	October 30, 2023

4.3	Description of Securities of the Registrant	10-K	001-41855	4.3	March 11, 2024

5.1*	Opinion of Wilson Sonsini Goodrich & Rosati, P.C.

10.1+	2021 Equity Incentive Plan, as amended from time to time and Form of Stock Option Agreement, Early Exercise Notice and Restricted Stock Purchase Agreement, and Exercise Notice	10-Q	001-41855	10.1	August 12, 2024

10.2+	2023 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice and Restricted Stock Unit Award Notice	S-1/A	333-274777	10.2	October 30, 2023

10.3+	2023 Employee Stock Purchase Plan	S-1/A	333-274777	10.3	October 30, 2023

10.4+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-274777	10.4	September 29, 2023

10.5+	Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and R. Nolan Townsend	S-1	333-274777	10.5	September 29, 2023

10.6+	Amended and Restated Employment Agreement, dated September 28, 2023, by and between the Company and Jenny R. Robertson	S-1	333-274777	10.6	September 29, 2023

10.7+†	Consulting Agreement, dated October 9, 2020, between LEXEO Therapeutics, LLC and Ronald G. Crystal, M.D.	S-1	333-274777	10.8	September 29, 2023

10.8+†	Consulting Agreement, dated July 16, 2021, between LEXEO Therapeutics, LLC and Eric Adler, M.D.	S-1	333-274777	10.9	September 29, 2023

10.9¥†	Stock Purchase Agreement, dated July 16, 2021, by and among LEXEO Therapeutics, Inc., Stelios Therapeutics, Inc., The Cystinosis Research Foundation, Eric Adler, M.D., Farah Sheikh, Ph.D., Jeffrey M. Ostrove, Ph.D., and Stephanie Cherqui, Ph.D., and Jeffery M. Ostrove, Ph.D., as Stockholders’ Representative	S-1	333-274777	10.10	September 29, 2023

10.10¥†	License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and the Regents of the University of California	S-1	333-274777	10.11	September 29, 2023

10.11¥†	License Agreement, dated April 23, 2020, by and between Stelios Therapeutics, Inc. (as successor-in-interest to ARVC Therapeutics, Inc.) and the Regents of the University of California	S-1	333-274777	10.12	September 29, 2023

10.12¥†	License Agreement, dated August 6, 2020, by and between Stelios Therapeutics, Inc. and the Regents of the University of California	S-1	333-274777	10.13	September 29, 2023

10.13¥†	ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended by Amendment No. 1, dated April 5, 2023	S-1	333-274777	10.14	September 29, 2023

10.14¥†	TNNI3 Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended by Amendment No. 1, dated April 19, 2023	S-1	333-274777	10.15	September 29, 2023

10.15¥†	First License Agreement, dated May 28, 2020, between LEXEO Therapeutics, LLC and Cornell University	S-1	333-274777	10.16	September 29, 2023

10.16¥†	Second License Agreement, dated May 28, 2020, between LEXEO Therapeutics, LLC and Cornell University	S-1	333-274777	10.17	September 29, 2023

10.17†	Amendment No. 1, dated January 13, 2022, to the Second License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University	S-1	333-274777	10.18	September 29, 2023

10.18†	Amendment No. 1, dated July 4, 2022, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University and Amendment No. 2, dated July 1, 2022, to the Second License Agreement, dated May 28, 2020 (as amended by Amendment No. 1 to the Second License Agreement, dated January 13, 2022)	S-1	333-274777	10.19	September 29, 2023

10.19†	Amendment No. 2, dated September 28, 2022, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University (as amended by Amendment No. 1 to the First License Agreement, dated July 4, 2022)	S-1	333-274777	10.20	September 29, 2023

10.20¥†	License Agreement, dated January 19, 2021, between Adverum Biotechnologies, Inc. and LEXEO Therapeutics, Inc., as amended by the First Amendment, dated February 28, 2022	S-1	333-274777	10.22	September 29, 2023

10.21	Amendment No. 3, dated February 11, 2024, to the First License Agreement, dated May 28, 2020, by and between Lexeo Therapeutics, Inc. and Cornell University (as amended by Amendment No. 1 to the First License Agreement, dated July 4, 2022 and Amendment No. 2 to the First License Agreement, dated September 28, 2022)	S-1	333-278566	10.21	April 9, 2024

10.22+	Employment Agreement, dated April 10, 2024, by and between the Company and Jose Manuel Otero	10-Q	001-41855	10.2	August 12, 2024

10.23¥	Third License Agreement, dated April 21, 2024, by and between Cornell University and the Company	10-Q	001-41855	10.3	August 12, 2024

10.24+*	Employment Agreement, dated December 18, 2024, by and between the Company and Kyle Rasbach

10.25+	Employment Agreement, dated February 3, 2024, by and between the Company and Eric Adler, M.D.	S-1	333-278566	10.8	April 9, 2024

10.26+	Employment Agreement, dated February 2, 2024, by and between the Company and Sandi See Tai, M.D.	S-1	333-278566	10.9	April 9, 2024

10.27*	Third Sponsored Research Agreement, dated April 13, 2024, by and between the Company and the Regents of University of California, San Diego

10.28*	Amendment No. 2, dated April 13, 2024, to the TNNI3 Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended

10.29*	Amendment No. 2, dated August 31, 2023, to the ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended

10.30*	Amendment No. 3, dated April 19, 2024, to the ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended

10.31*	Amendment No. 4, dated September 27, 2024 to the ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and the Regents of the University of California, as amended

10.32*	Sales Agreement, dated as of March 24, 2025, by and between Lexeo Therapeutics, Inc. and Leerink Partners LLC

14.1	Code of Ethics	10-K	001-41855	14.1	March 11, 2024

19.1*	Insider Trading and Window Period Policy

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

23.2*	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in Exhibit 5.1)

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-41855	97.1	March 11, 2024

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
R. Nolan Townsend
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Nolan Townsend, Kyle Rasbach and Jenny R. Robertson as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that the attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Nolan Townsend R. Nolan Townsend	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2025

/s/ Kyle Rasbach	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2025
Kyle Rasbach

/s/ Mette Kirstine Agger Mette Kirstine Agger	Director	March 24, 2025

/s/ Steven Altschuler Steven Altschuler, M.D.	Director	March 24, 2025

/s/ Paula HJ Cholmondeley Paula HJ Cholmondeley	Director	March 24, 2025

/s/ Brenda Cooperstone Brenda Cooperstone, M.D.	Director	March 24, 2025

/s/ Reinaldo Diaz Reinaldo Diaz	Director	March 24, 2025

/s/ Tolga Tanguler Tolga Tanguler	Director	March 24, 2025

/s/ Tim Van Hauwermeiren Tim Van Hauwermeiren	Director	March 24, 2025