Form 10-Q
period 2025-03-31
Lexeo Therapeutics, Inc.
filed 2025-05-12
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant had 33,196,997 shares of common stock outstanding as of May 9, 2025.

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

-ii-

•
our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
•
our financial performance;
•
our competitive position and the development of and projections relating to our competitors or our industry;
•
our estimates regarding future revenue, expenses and needs for additional financing;
•
our anticipated use of our cash, cash equivalents, and investments balances and any proceeds from the ATM Program (as defined below);
•
the impact of current and future laws and regulations; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,913	$35,014
Investments	70,918	86,504
Prepaid expenses and other current assets	5,443	4,603
Total current assets	105,274	126,121
Restricted cash	3,248	3,252
Investments	7,035	7,012
Property and equipment, net	1,045	1,028
Lease right-of-use assets - finance, net	1,380	1,460
Lease right-of-use assets - operating	7,708	8,069
Total assets	$125,690	$146,942

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$11,981	$6,417
Accrued expenses and other current liabilities	16,195	13,759
Current portion of lease liabilities - finance	521	570
Current portion of lease liabilities - operating	2,126	2,100
Total current liabilities	30,823	22,846
Non-current liabilities
Non-current portion of lease liabilities - finance	698	817
Non-current portion of lease liabilities - operating	6,054	6,437
Total liabilities	37,575	30,100

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of March 31, 2025; 33,196,997 shares issued and 33,191,865 shares outstanding as of March 31, 2025; 500,000,000 shares authorized as of December 31, 2024; 33,079,209 shares issued and 33,071,261 shares outstanding as of December 31, 2024	3	3
Treasury stock, at cost, 3,827 common shares as of March 31, 2025 and as of December 31, 2024	(17)	(17)
Additional paid-in capital	401,012	397,132
Accumulated other comprehensive loss	(54)	(103)
Accumulated deficit	(312,829)	(280,173)
Total stockholders' equity	88,115	116,842
Total liabilities and stockholders' equity	$125,690	$146,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$17,171	$15,742
General and administrative	16,634	7,549
Total operating expenses	33,805	23,291
Operating loss	(33,805)	(23,291)
Other income and expense
Other income (expense), net	(4)	(5)
Interest expense	(28)	(37)
Interest income	1,193	1,651
Amortization of premium on investments	(12)	-
Total other income and expense	1,149	1,609
Loss from operations before income taxes	(32,656)	(21,682)
Income taxes	-	-
Net loss	$(32,656)	$(21,682)
Other comprehensive gain
Net unrealized gain on investments	49	-
Total other comprehensive gain	49	-
Comprehensive loss	$(32,607)	$(21,682)
Net loss per common share, basic and diluted	$(0.99)	$(0.77)
Weighted-average number of shares outstanding used in computation of net loss per common share, basic and diluted	33,113,991	27,979,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842
Issuance of common stock upon vesting and settlement of restricted stock units	52,446	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	65,342	-	-	170	-	-	170
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,816	-	-	13	-	-	13
Unrealized comprehensive gain on investments	-	-	-	-	49	-	49
Stock-based compensation expense	-	-	-	3,697	-	-	3,697
Net loss	-	-	-	-	-	(32,656)	(32,656)
Balances at March 31, 2025	33,191,865	$3	$(17)	$401,012	$(54)	$(312,829)	$88,115

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	26,646,378	$3	$-	$295,372	$-	$(181,840)	$113,535
Exercise of stock options	942	-	-	10	-	-	10
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	1,916	-	-	3	-	-	3
Issuance of common stock upon private placement offering, net of commissions and offering costs of $6,246	6,278,905	-	-	88,753	-	-	88,753
Stock-based compensation expense	-	-	-	2,331	-	-	2,331
Net loss	-	-	-	-	-	(21,682)	(21,682)
Balances at March 31, 2024	32,928,141	$3	$-	$386,469	$-	$(203,522)	$182,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,656)	$(21,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	361	322
Reduction in the carrying amount of ROU assets, finance	80	85
Stock-based compensation expense	3,697	2,331
Depreciation and amortization expense	60	69
Amortization of premium on investments	12	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(362)	(201)
Accounts payable	5,143	639
Accrued expenses and other current liabilities	2,315	3,885
Lease liabilities, operating	(357)	(315)
Lease liabilities, finance	(9)	-
Net cash used in operating activities	(21,716)	(14,867)
Cash flows from investing activities:
Purchase of internal use software	-	(8)
Purchase of property and equipment	-	(185)
Proceeds from maturities of investments	15,600	-
Net cash provided by (used in) investing activities	15,600	(193)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	10
Payments on finance leases	(159)	(109)
Proceeds from common stock issuances under 2023 ESPP	170	-
Proceeds from issuance of common stock upon private placement offering, net of commissions and offering costs	-	88,753
Net cash provided by financing activities	11	88,654
Net change in cash, cash equivalents and restricted cash	(6,105)	73,594
Cash, cash equivalents and restricted cash at beginning of period	38,266	124,718
Cash, cash equivalents and restricted cash at end of period	$32,161	$198,312
Supplemental disclosure of non-cash activities
Deferred offering costs included in accounts payable and accrued expenses	$478	$4,542
Unrealized gain on investments	$49	$-
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$-	$51
(Property and equipment purchased in the prior period and paid in the current period), net of property and equipment purchased in the current period included in accounts payable	$77	$(136)
Finance lease right-of use assets and finance lease liabilities recognized	$-	$22
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$13	$3

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

The Company is located in New York, NY and was first formed on February 17, 2017, as an LLC under the laws of the State of Delaware under the legal name Lexeo Therapeutics, LLC. The Company filed and executed a certificate of conversion to corporation on November 20, 2020, to convert the LLC to Lexeo Therapeutics, Inc., a Delaware corporation. All of the Company’s tangible assets are held in the United States (“U.S.”).

Basis of Presentation and Principles of Consolidation—The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, and September 30.

These unaudited condensed financial statements and these notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 24, 2025. The unaudited condensed balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. Certain prior period balances have been reclassified to conform to the current period presentation.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $32.7 million and $98.3 million during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, the Company had cash, cash equivalents, and investments of $106.9 million and an accumulated deficit of $312.8 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares, as well as $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "convertible SAFE Note") in August 2023. During the year ended December 31, 2024, the Company received total net proceeds of $88.7 million after deducting underwriting commissions and offering expenses in a private placement offering of its common stock (see Note 7). Management estimates that the Company's current cash, cash equivalents, and investments balances are sufficient to fund its operations for at least 12 months from the issuance date of these financial statements.

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

Net Loss per Share—The Company follows the two-class method when computing net income (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During the three months ended March 31, 2025 and March 31, 2024, 5,445,060 and 3,538,294 total potential common shares, respectively, related to the exercise of outstanding stock options and settlement of restricted stock units ("RSUs") were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Stock Based Compensation Expense—The Company accounts for stock-based payment awards granted to employees and non-employees, as well as shares issued to its employees under the Company's 2023 Employee Stock Purchase Plan (the "2023 ESPP"), as stock-based compensation expense at fair value. The Company issues stock-based awards to employees and non-employees in the form of stock options and also issues stock-based awards to employees in the form of RSUs. The measurement date for employee stock option and RSU awards is the date of grant, and stock-based compensation costs for non-performance awards are recognized as expense over the employees’ requisite service period, which is the vesting period, on a graded basis. Compensation expense for equity awards with performance conditions is recognized if and when the Company concludes that it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for equity awards with performance conditions and adjusts compensation expense based on its probability assessment. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. The measurement date for shares issued under the 2023 ESPP is the first date of each employee stock purchase plan offering period, and stock-based compensation costs are recognized as expense over the offering period on a straight-line basis. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a graded basis. Stock-based compensation expense is classified in the accompanying statement of operations based on the function to which the related services are provided. As the Company is permitted to repurchase shares legally issued for unvested stock options exercised at their exercise price under the Company's 2021 Equity Incentive Plan (the "2021 Plan"), (i) cash received for unvested stock options exercised under the 2021 Plan is recorded as a deposit liability as a reclassification from additional paid-in capital in the Company’s balance sheet, which is relieved to additional paid-in capital as such awards vest, (ii) stock based compensation expense is recognized over the requisite service period for each such award, and (iii) the amount and number of shares of common stock outstanding in the Company’s balance sheet and statement stockholders’ equity are reduced until such awards vest. Forfeitures are recorded as they occur.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and investments. The Company’s cash and restricted cash balances exceed Federal Deposit Insurance Corporation insurance limits. The Company’s cash equivalents consist of investments in U.S. government money market funds, and the Company's investments primarily consist of U.S. Treasury securities. The Company’s cash, cash equivalents, and restricted cash are held with large financial institutions that management believes to be of high credit quality. To date, the Company has not recognized any losses caused by uninsured balances.

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

The Company’s cash equivalents consist of investments in U.S. government money market funds stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. Cash is stated at carrying value, which approximates fair value due to its short-term nature. The Company classifies its investments, primarily in U.S. Treasury securities as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets. The carrying values of the Company’s prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table presents information about the Company’s financial assets and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of March 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$10,132	$-	$-	$10,132
U.S. Treasury securities	-	70,918	-	70,918
Investments:
U.S. Treasury securities	-	7,035	-	7,035
	$10,132	$77,953	$-	$88,085

	As of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$17,636	$-	$-	$17,636
U.S. Treasury securities	-	86,504	-	86,504
Investments:
U.S. Treasury securities	-	7,012	-	7,012
	$17,636	$93,516	$-	$111,152

Investments, which are classified as available-for-sale securities, consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$78,008	$-	$(55)	$77,953
	$78,008	$-	$(55)	$77,953

	As of December 31, 2024:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$93,619	$-	$(103)	$93,516
	$93,619	$-	$(103)	$93,516

All investments classified as available-for-sale securities held as of March 31, 2025 and December 31, 2024 had contractual maturities of less than two years. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

Aggregate fair values of investments classified as available-for-sale securities with unrealized losses and gains were as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Available-for-sale securities:
Due within one year	$70,918	$86,504
Due after one year through five years	7,035	7,012
	$77,953	$93,516

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation as of March 31, 2025 and December 31, 2024 (years not stated in thousands):

	Useful Life	March 31, 2025	December 31, 2024
Furniture and fixtures	5 years	$386	$386
Lab equipment	7 years	921	844
Leasehold improvements	7 years	272	272
Total property and equipment		1,579	1,502
Less: accumulated depreciation		(534)	(474)
Total property and equipment, net		$1,045	$1,028

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$7,051	$6,696
Accrued bonus expenses	1,033	3,718
Accrued general and administrative expenses and other professional fees	7,442	2,406
Other current liabilities	669	939
Total accrued expenses and other current liabilities	$16,195	$13,759

6. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of March 31, 2025 and December 31, 2024. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of March 31, 2025 and December 31, 2024 were 4.3 years and 4.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating lease expense	$537	$537
Variable lease expense	126	113
Total operating lease expense	$663	$650
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$533	$530

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of March 31, 2025:

Year ended December 31	Operating Leases
2025	$1,620
2026	2,206
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	9,777
Less: present value adjustment	(1,597)
Total operating lease liabilities	$8,180
Included in the balance sheet:
Current portion of lease liabilities - operating	$2,126
Non-current portion of lease liabilities - operating	6,054
Total operating lease liabilities	$8,180

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s condensed balance sheet as of March 31, 2025. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at March 31, 2025 were $2.2 million, $0.8 million and $1.4 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of March 31, 2025, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of March 31, 2025 were 2.4 years, 4.6 years, and 8.59%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2024 were 2.7 years, 4.8 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended
	March 31,
	2025	2024
Reduction in the carrying amount of ROU assets, finance	$80	$85
Interest on finance lease liabilities	37	37
Total finance lease expense	$117	$122
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$159	$109

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at March 31, 2025:

Year ended December 31	Equipment Finance Leases
2025	$392
2026	587
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	1,349
Less: imputed interest	(130)
Total finance lease liabilities	$1,219
Included in the balance sheet:
Current portion of lease liabilities - finance	$521
Non-current portion of lease liabilities - finance	698
Total finance lease liabilities	$1,219

7. Capital Stock

As of March 31, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, 33,196,997 shares and 33,079,209 shares, respectively, of the Company's common stock authorized were issued, including 5,132 shares and 7,948 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 8). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

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

On March 24, 2025, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program (the "ATM Program") under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the Sales Agreement. No shares of the Company's common stock have been sold under the Sales Agreement through March 31, 2025.

The Company had reserved the following number of shares of common stock for the exercise of outstanding stock options, settlement of outstanding RSUs, and future issuance of stock-based awards:

	March 31, 2025	December 31, 2024
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	4,406,906	3,457,918
RSUs subject to settlement in shares of common stock under the 2023 Plan	1,038,154	266,300
Shares available for issuance under the 2023 Plan	2,066,836	2,185,328
Shares available for issuance under the 2023 ESPP	770,734	505,284
Total shares of common stock reserved for future issuance	8,282,630	6,414,830

8. Stock-based Compensation

In February 2021, the Company adopted the 2021 Plan for the issuance of stock options granted to the Company’s key directors, officers, employees and consultants, as a means to secure the benefits arising from capital stock ownership. In connection with the Company’s IPO in November 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”) and the 2023 ESPP (together with the 2021 Plan and 2023 Plan, the “Plans”) for the issuance of equity awards granted to the Company's directors, officers, employees, and consultants, and for the issuance of shares purchased under the 2023 ESPP to the Company's employees, respectively, as a means to secure the benefits arising from capital stock ownership. Upon adoption of the 2023 Plan, no further grants are made under the 2021 Plan. The purposes of the Plans are to promote the alignment of the interests of directors, officers, employees, and consultants with the success of the Company and to provide compensation opportunities to attract, retain and motivate directors, officers, employees, and consultants of the Company.

The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024, and continuing through and including January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1. The number of shares of common stock reserved for issuance under the 2023 ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 and continuing through and including January 1, 2033, by the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, (ii) 477,200 shares, and (iii) a number of shares determined by the Company’s Board of Directors. Shares subject to purchase rights granted under the 2023 ESPP that terminate without having been exercised in full do not reduce the number of shares available for issuance under the 2023 ESPP.

On January 1, 2025, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,653,960 shares and 330,792 shares, respectively, to totals of 7,724,384 shares and 836,076 shares, respectively. As of March 31, 2025, 2,066,836 shares and 770,734 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. A total of 65,342 shares have been issued under the 2023 ESPP through March 31, 2025.

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 7).

Stock options granted under the 2023 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally vest over a four-year period with 25% of the options granted vesting after approximately one year and the remainder vesting in equal monthly installments over the following 36 months, subject to requisite service requirements. Stock options granted under the 2023 Plan to certain of the Company's non-employee directors vest in equal annual installments over a three-year period for initial grants or over a one-year period for subsequent annual grants, subject to requisite service requirements.

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the three months ended March 31, 2025 (weighted-average remaining contractual term (in years) not stated in thousands):

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2024	3,457,918	$11.37	8.18	$2,851
Granted	986,405	6.04
Exercised	-	-		-
Forfeited	(29,968)	12.40
Expired	(7,449)	16.58
Outstanding as of March 31, 2025	4,406,906	$10.16	8.32	$475
Options exercisable at March 31, 2025	2,217,067	$9.06	7.28	$468

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and March 31, 2024 was $4.51 per share and $7.52 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of stock options exercised during the three months ended March 31, 2024 was $5.

The total grant date fair values of stock options vested during the three months ended March 31, 2025 and March 31, 2024 were $4.0 million and $0.9 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis during the three months ended March 31, 2025 and March 31, 2024 (not stated in thousands):

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.47%	4.07%
Expected term (in years)	5.78	6.07
Expected volatility	89.80%	86.03%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of March 31, 2025 there was $14.5 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 2.74 years.

RSU activity

RSUs granted under the 2023 Plan generally vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters, subject to requisite service requirements. During the three months ended March 31, 2025, a total of 217,500 RSUs were granted to certain employees under the 2023 Plan that vest upon the achievement of certain performance conditions generally over an approximate 18-month period, subject to requisite service requirements. Additionally, during the three months ended March 31, 2025, a total of 77,650 RSUs were granted to employees under the 2023 Plan that vest over a two-year period with 50% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following four quarters, subject to requisite service requirements.

The following table summarizes the RSU activity under the 2023 Plan for the three months ended March 31, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	266,300	$15.59
Granted	829,934	5.99
Vested	(52,446)	15.33
Forfeited	(5,634)	15.11
Unvested as of March 31, 2025	1,038,154	$7.93

As of March 31, 2025 there was $6.0 million of unrecognized stock-based compensation expense related to RSUs estimated to be recognized over a weighted-average period of 3.38 years.

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning of the offering period or the end of each six-month purchase period. Each offering period of two years will consist of four six-month purchase periods, subject to reset on the first day of each purchase period depending on the fair market values of the Company's stock. Employees may not purchase more than 6,000 shares of the Company's common stock during any purchase period. The first purchase period within the first offering period under the 2023 ESPP commenced during the three months ended December 31, 2024 and concluded during the three months ended March 31, 2025, and the first purchase period within the second offering period commenced during the three months ended March 31, 2025 following reset. As of and during the three months ended March 31, 2025, stock-based compensation expense recorded, as well as the estimated fair value of unearned and unrecognized stock-based expense expected to be recorded, related to the 2023 ESPP were not material. During the three months ended March 31, 2025, a total of 65,342 shares were issued under the 2023 ESPP at a purchase price of $2.61 per share with total proceeds of approximately $0.2 million received by the Company.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2025	2024
Research and development expense	$1,877	$1,084
General and administrative expense	1,820	1,247
Total stock-based compensation expense	$3,697	$2,331

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(32,656)	$(21,682)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,113,991	27,979,838
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(0.77)

10. Commitments and Contingencies

Leases—As of March 31, 2025, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 6).

Commitments—As of March 31, 2025, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 11). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company recognizes any associated legal fees as incurred and accrues a liability for such contingent liability matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings, except that on October 12, 2023, Rocket Pharmaceuticals, Inc. (“Rocket”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and two former employees claiming, among other things, misappropriation of confidential information and trade secrets. The complaint alleges the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that the Company used this information to advance its programs after they became employed at Lexeo. The complaint seeks unspecified damages and asks the court to enjoin the Company from competing and working in the market for gene therapy treatments targeting cardiac diseases. In August 2024, the Company asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. Our counterclaims seek equitable relief, damages, attorneys' fees and costs from Rocket and Spacecraft Seven LLC. The case is currently in the discovery phase. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, the Company currently does not expect the final outcome will have a material adverse effect on its timelines for development of its product candidates or on its results of operations and cash flows.

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

11. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich ataxia ("FA") (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of March 31, 2025, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

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

During the three months ended March 31, 2025, the Company incurred $30,000 in connection with the Cornell License Agreements. During the three months ended March 31, 2024, the Company incurred and paid $30,000 in connection with the Cornell License Agreements.

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

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement,” respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through March 31, 2025 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

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

On December 3, 2021, the Company entered into two sponsored research agreements with the Regents of UCSD (the "First UCSD SRA", the "Second UCSD SRA", and collectively, the “Initial UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the Initial UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by the Regents of UCSD or resulting inventions jointly owned between the Company and the Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Initial UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30) days’ written notice to the Regents of UCSD. The total costs to be invoiced to the Company over the terms of the Initial UCSD SRAs are $5.6 million.

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

On April 13, 2024, the Company also entered into an amendment to the Second UCSD SRA (as amended, the "Amended Second UCSD SRA") for the Company’s LX2022 program that extended the term of the Second UCSD SRA to December 2024.

On each of April 19, 2024 and September 27, 2024, the Company also entered into an amendment to the First UCSD SRA (as amended, the "Amended First UCSD SRA", and together with the Amended Second UCSD SRA and the Third UCSD SRA, the "UCSD SRAs") for the Company’s LX2021 program in connection with the First UCSD Agreement. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to the Company under the Amended First UCSD SRA are $0.7 million.

During the three months ended March 31, 2024, the Company incurred and paid totals of $0 and $0.5 million, respectively, to the Regents of UCSD in connection with the UCSD SRAs. During the three months ended March 31, 2025, the Company incurred and paid totals of $34,000 and $0.1 million, respectively, to the Regents of UCSD in connection with the UCSD SRAs. The Company has incurred and paid cumulative totals of $5.2 million and $4.9 million, respectively, to the Regents of UCSD as of March 31, 2025, in connection with the UCSD SRAs.

12. Segment Information

The Company's Chief Operating Decision Maker ("CODM") is its chief executive officer and senior leadership team. All of the Company’s operating results are reviewed by the Company’s CODM within the same statement of operations and comprehensive loss whether research and development, by program, or general and administrative in nature. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure. The Company's CODM regularly reviews net loss, as well as total expenses and expenses by significant areas such as departments and programs, to make decisions when evaluating the Company's financial performance. The Company does not evaluate performance or allocate resources based on segment asset data and therefore such information is not presented. All long-lived assets are located in the United States.

The following table contains additional information on the Company's net loss, including significant segment expenses, for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Research and development expense
LX2020	$4,729	$4,106
LX2006	3,810	3,212
LX1001	265	1,619
Other programs	501	545
Employee compensation expenses	4,371	3,925
Lab-related costs and supplies	332	353
All other research and development expense	3,163	1,982
General and administrative expense
Employee compensation expenses	4,069	2,660
All other general and administrative expense	12,565	4,889
Other income (expense), net	(1,149)	(1,609)
Net Loss	$(32,656)	$(21,682)

13. Subsequent Events

Subsequent events have been evaluated through May 12, 2025, which is the date that these unaudited condensed financial statements were issued and were available to be issued.

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

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial and in a Cornell investigator-initiated trial. In July 2024, we provided an interim clinical update, which included baseline characteristics from the 11 treated participants across the two studies and data from the eight participants who had reached at least six-months of follow-up as of that time. These data showed improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I. Additionally, in November 2024 we reported that we observed an increase in frataxin protein expression in the hearts of four patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3)) as measured by liquid chromatography-mass spectrometry, or LCMS, and immunohistochemistry. LX2006 has been generally well-tolerated across both trials to date. One year after dosing, one participant with multiple comorbidities and a history of flu-like symptoms presented with Grade 2 asymptomatic myocarditis. Six weeks later, a biopsy was negative for myocarditis and the participant remains asymptomatic. In November 2024 we announced alignment with the FDA on key elements of a registrational development plan for LX2006, including an accelerated approval pathway with left ventricular mass index and frataxin protein expression as co-primary registrational endpoints. In February 2025, we reached further alignment with the FDA that the frataxin protein expression co-primary endpoint would be evaluated for any increase from baseline in frataxin positive area as measured by immunohistochemistry as opposed to any specific numerical threshold. In April 2025, we provided an interim clinical update, which included baseline characteristics from the 16 treated participants across the two studies, frataxin protein expression from four additional patients that had undergone cardiac biopsies (cohort 3 (n=4)), and data from the 12 participants who had reached at least six-months of follow-up as of that time. These data showed an increase in frataxin expression versus baseline in all patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3), cohort 3 (n=4)) as measured by LCMS, upon which we reached further alignment with the FDA to measure protein expression. These data also showed dose responsive increases in frataxin expression relative to dose cohorts, improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I, as well as improvements in functional measures including the Modified Friedreich's Ataxia Rating Scale, or mFARS, and Kansas City Cardiomyopathy Questionnaire, or KCCQ-12.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of ACM caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. To date, six participants have been enrolled in this trial: three in cohort 1 and three in cohort 2. We have obtained post-treatment cardiac biopsies from two participants in cohort 1; the third cohort 1 participant elected to not undergo the post-treatment biopsy procedure. In these two participants with post-treatment samples, we have observed an increase in PKP2 protein expression in the heart quantified using western blot assay showing a 71% and 115% increase in PKP2 protein expression versus pre-treatment baseline. In addition, the first participant to reach six-months post-treatment experienced a 67% reduction in PVCs from baseline and normalization of QRS duration. Across all participants dosed, LX2020 has been generally well-tolerated with no treatment-related serious adverse events to date. We expect to provide an interim data readout focused on clinical efficacy biomarkers in the second half of 2025.

In April 2025, we identified approximately $20 million in capital to redeploy towards our LX2006 and LX2020 programs. This capital was redeployed from preclinical and non-cardiac pipeline activities and included a limited reduction in force impacting approximately 15% of employees. The updated capital structure is expected to enable us to execute against key milestones for our clinical-stage pipeline, accelerate work to initiate a registrational study for our LX2006 program by early 2026, and maintain operational runway into 2027.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock and common stock, including our Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of March 31, 2025, we had $106.9 million of cash, cash equivalents, and investments. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the three months ended March 31, 2025 and the year ended December 31, 2024 were $32.7 million and $98.3 million, respectively, and our accumulated deficit was $312.8 million at March 31, 2025. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for LX2006 and LX2020, or any future product candidates, are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, royalties or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

We expense research and development costs as expenses when incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties incurred in a given accounting period and record accruals at the end of the period. We base these estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable. If timelines or contracts are modified based upon changes in the scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis; therefore, actual results could differ from our estimates. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense for personnel in executive, accounting, business development, legal, human resources and administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, depreciation, and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, consulting, investor and public relations, accounting and audit services.

We expect that our general and administrative expenses will decrease in the near to medium term future relative to those incurred during the three months ended March 31, 2025 on a quarterly and annualized basis primarily due to lower anticipated third-party legal fees and related costs, as well as lower anticipated administrative personnel and related costs due to the limited reduction in force undertaken in April 2025, while supporting the continued research and development of our programs and the growth of our business.

Other income (expense), net

Other income (expense), net includes net foreign exchange gains and (losses).

Interest expense

Interest expense is primarily associated with our finance right of use asset equipment leases.

Interest income

Interest income is primarily related to interest earned from our investments in U.S. government money market funds and interest earned from our investments in U.S. Treasury securities, as well as interest earned on interest-bearing demand deposit cash accounts and a cash collateral account.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at March 31, 2025, December 31, 2024 and March 31, 2024. As of March 31, 2025, December 31, 2024 and March 31, 2024, we had no unrecognized tax benefits.

Amortization of premium on investments

Amortization of premium on investments consists of amortization of premium on our investments in U.S. Treasury securities.

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses
Research and development	$17,171	$15,742	$1,429
General and administrative	16,634	7,549	9,085
Total operating expenses	33,805	23,291	10,514
Operating loss	(33,805)	(23,291)	(10,514)
Other income and expense
Other income (expense), net	(4)	(5)	1
Interest expense	(28)	(37)	9
Interest income	1,193	1,651	(458)
Amortization of premium on investments	(12)	-	(12)
Total other income and expense	1,149	1,609	(460)
Loss from operations before income taxes	(32,656)	(21,682)	(10,974)
Income taxes	-	-	-
Net Loss	$(32,656)	$(21,682)	$(10,974)

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct external research and development expenses by program:
LX2020	$4,729	$4,106	$623
LX2006	3,810	3,212	598
LX1001	265	1,619	(1,354)
Other programs	501	545	(44)
Total direct external research and development expenses by program	9,305	9,482	(177)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	6,248	5,009	1,239
Lab-related costs and supplies	332	353	(21)
Professional fees	494	341	153
Other unallocated costs, including facilities	792	557	235
Total unallocated research and development expenses:	7,866	6,260	1,606
Total research and development expenses	$17,171	$15,742	$1,429

The net increase of $1.4 million in total research and development expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increases in (i) employee compensation and stock-based compensation expenses of $1.2 million primarily due to increased headcount and equity awards granted since March 31, 2024, (ii) clinical trial costs of $0.3 million, and (iii) non-clinical and preclinical expenses of $0.2 million primarily related to our cardiovascular disease programs. These increases were partially offset by decreases in (i) chemistry, manufacturing, and control, or CMC, expenses of $0.2 million, and (ii) quality assurance expenses of $0.2 million.

General and administrative expenses

The net increase of $9.1 million in general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increases in (i) third-party legal fees and associated costs of $7.5 million, (ii) employee compensation and stock-based compensation expenses of $1.4 million primarily due to increased headcount and equity awards granted since March 31, 2024, and (iii) software, office supplies, and dues and subscription expenses of $0.4 million. These increases were partially offset by a decrease in third-party audit, accounting, investor relations, public relations and other professional service provider fees, as well as insurance expenses, of $0.2 million.

Interest income

We recognized interest income of $1.2 million and $1.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively, primarily related to interest earned on our investments in U.S. government money market funds and our investments in U.S Treasury securities, with the decrease primarily due to lower interest rates, as well as lower invested balances.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through March 31, 2025, we funded our operations primarily with total net proceeds from sales of our common stock, convertible SAFE Note and convertible equity securities of $377.9 million. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents, and investments of $106.9 million and $128.5 million, respectively.

On March 24, 2025 we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3, dated December 13, 2024, which registers the offering, issuance, and sale of up to $75.0 million of common stock pursuant to our ATM Program. As of March 31, 2025, we did not sell any shares of common stock pursuant to the ATM Program.

We believe that our cash, cash equivalents, and investments balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in “Item 1A Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(21,716)	$(14,867)
Net cash provided by (used in) investing activities	15,600	(193)
Net cash provided by financing activities	11	88,654
Net increase (decrease) in cash	$(6,105)	$73,594

Operating activities

During the three months ended March 31, 2025, net cash used in operating activities consisted primarily of our net loss of $32.7 million, which was partially offset by $6.7 million of net cash provided by changes in operating assets and liabilities, $3.7 million of stock-based compensation expense and $0.5 million of depreciation and amortization of operating and finance right-of-use assets.

During the three months ended March 31, 2024, net cash used in operating activities consisted primarily of our net loss of $21.7 million, which was partially offset by $4.0 million of net cash provided by changes in operating assets and liabilities, $2.3 million of stock-based compensation expense and $0.5 million of depreciation and amortization of operating and finance right-of-use assets.

Investing activities

During the three months ended March 31, 2025, net cash provided by investing activities was $15.6 million and consisted of proceeds from maturities of investments.

During the three months ended March 31, 2024, net cash used in investing activities was $0.2 million and consisted of purchases of lab equipment and internal use software.

Financing activities

During the three months ended March 31, 2025, net cash provided by financing activities consisted of proceeds received from the common stock issuances under the 2023 ESPP for $0.2 million, which was partially offset by $0.2 million of principal payments made on equipment finance leases.

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
•
our ability to maintain our relationships with Cornell University, Adverum, The Regents of UCSD, and any other key licensors or collaborators;
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

We may be unable to raise additional funds or enter into potential collaborations, strategic partnerships or marketing, distribution, licensing or other similar agreements or arrangements on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your stockholder ownership interest will be diluted. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Other than as disclosed in Note 2 to the condensed financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our audited financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the SEC on March 24, 2025.

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

Item 3. Quantitative and qualitative disclosures about market risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On October 12, 2023, Rocket filed a lawsuit in the U.S. District Court for the Southern District of New York against us and two former employees claiming, among other things, misappropriation of confidential information and trade secrets. The complaint alleges that while employees of Rocket, the individual defendants downloaded confidential Rocket company documents and other proprietary materials and that we used this information to advance our programs after the individuals became employed by us. The complaint seeks unspecified damages and injunctive relief. In August 2024, we asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain PKP2-ACM patents, breach of contract, and tortious interference with contract in connection with their diligence of a PKP2-ACM program at UCSD that was later licensed by us. Our counterclaims seek equitable relief, damages, attorneys' fees and costs from Rocket and Spacecraft Seven LLC. The case is currently in the discovery phase. While it is not possible to predict the outcome with certainty and an estimate of the possible loss cannot be made, we currently do not expect the final outcome will have a material adverse effect on our timelines for development of our product candidates. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Quarterly Report, before deciding whether to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We cannot provide assurance that any of the events discussed below will not occur.

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
•
we have a limited operating history and have no products approved for commercial sale;
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the fiscal year ended December 31, 2024 and the three months ended March 31, 2025, we incurred net losses of $98.3 million and $32.7 million, respectively, and we had an accumulated deficit of $312.8 million as of March 31, 2025. We have primarily financed our operations with net proceeds raised in our IPO, and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as net proceeds from the sale of our common stock in the Private Placement, sales of our convertible equity securities and the convertible SAFE Note. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of March 31, 2025, we had cash, cash equivalents, and investments of $106.9 million. We believe that our cash, cash equivalents and investments balances will be sufficient to fund our operating expenses and capital requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the achievement of milestones or occurrence of other developments that trigger payments under our collaboration agreements or any additional collaboration agreements we may enter into; and
•
the costs of operating as a public company.

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

Our ability to generate revenue from our product candidates, which may not occur for several years, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our lead product candidates, or any other product candidates that we develop or otherwise may acquire will depend on various factors, including:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under the FDA's good laboratory practices, or GLPs;
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

All of our product candidates are in preclinical or clinical development, and the risk of failure is high. The preclinical studies, clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we may test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target disease. In particular, because our product candidates are subject to regulation as biologics, we will need to demonstrate that they are sufficiently safe and of sufficient purity and potency for use in their target diseases. Each product candidate must demonstrate an adequate risk-versus-benefit profile in its intended patient population and for its intended use.

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
•
obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings Risk Evaluation and Mitigation Strategies, or REMS;
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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a priority review voucher, or PRV, for an approved rare pediatric disease product application if the sponsor has Rare Pediatric Disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare PRVs. However, it is possible the authority for FDA to award rare pediatric disease PRVs will be further extended by Congress. As such, if we do not obtain approval of a marketing application for LX2006 in patients with FA on or before September 30, 2026, and if the PRV program is not extended by Congressional action, we may not receive a PRV. Congress did not reauthorize the rare pediatric disease priority review program at the end of 2024, and it is unclear whether the Congress under the Trump administration will extend the program.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the United States and European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including recordkeeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or an MAA on a timely basis. Our potential manufacturing facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials if the facilities of our contract manufacturing organizations, or CMOs, do not pass such audit or inspections. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of a clinical stage gene therapy program in development at Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Additionally, we are aware that Prime Medicine, Inc. and Tune Therapeutics, Inc. have early-stage gene editing discovery efforts. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, that Design Therapeutics, Inc. is developing a product candidate, DT-216P2, and that PTC Therapeutics, Inc. has submitted a new drug application for vatiquinone to the FDA. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologics that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biologics.

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

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected.

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

Our collaboration with Cornell University is critical to our business and in May 2020, we entered into two separate license agreements with Cornell University pursuant to which we obtained rights under certain patents, know-how and data to exploit products and technologies covered by such intellectual property. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell University at the end of 2019. As part of our second license agreement with Cornell University, as amended, we obtained certain rights to portfolios for infantile neuronal ceroid lipofuscinosis type 2 (also called CLN2 Batten disease) and FA cardiomyopathy, as well as an assignment of Cornell University’s IND to support the development of our LX1004 program. We entered into a third license agreement with Cornell University, or Third Cornell License Agreement, in April 2024 pursuant to which we obtained certain rights for FA cardiomyopathy, including rights to current and future clinical data from an ongoing Cornell University investigator-initiated Phase 1A trial of a gene therapy candidate AAVrh10.hFXN, known as LX2006 at Lexeo. Pursuant to our license agreements with Cornell University, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. If Cornell University delays or fails to perform its obligations under the license agreements terminates any of the license agreements in accordance with its terms, or a dispute otherwise arises between the parties concerning the terms of the agreements or our respective rights to licensed technology, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of each of our current product candidates. In particular, we in-license key patents and patent applications from Adverum related to LX2006, we in-license patent applications and know-how from Cornell University related to our LX2006, LX1001, LX1020 and LX1021 product candidates, and we in-license patent applications and know-how from UCSD related to our LX2020, LX2021 and LX2022 product candidates. Our license agreements impose diligence and milestone and royalty payment obligations on us, and also contain certain development requirements. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we will not be able to develop, manufacture or market any product using the intellectual property under any such terminated agreement and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

Certain of our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. In addition, the intellectual property rights licensed to us by our licensors, including certain intellectual property licensed by Cornell University UCSD, and Adverum, at least in some respects, may be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

We currently depend, and will continue to depend, on our license agreements, including the license agreements with Cornell University and Adverum related to LX2006, with Cornell University related to our LX1001, LX1020 and LX1021 product candidates, and with UCSD related to LX2020, LX2021 and LX2022 product candidates. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. In April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could negatively affect our customers and accordingly, our financial operations.

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

Changes in federal funding, layoffs, and other policies and executive order impacting the normal operations of the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, any of which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA, which may have a material impact on the industry and our clinical development plans.

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

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of LX2006, LX2020 or LX1001, or any of our other product candidates, if approved, we may be forced to delay the potential commercialization of LX2006, or LX2020 or any of our other product candidates or reduce the scope of our sales or marketing activities for LX2006 or LX2020 or any of our other product candidates. If we elect to increase our expenditures to fund commercialization activities internationally, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to LX2006 or LX2020 or any of our other product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

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

In the European Economic Area, or the EEA, and the United Kingdom, or the UK, the collection, use, disclosure, transfer or other processing of personal data, including clinical trial data, of individuals is governed by the General Data Protection Regulation, or European Union GDPR (with regard to the EEA), and UK GDPR (with regard to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the European Union GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million (£17.5 million for the UK) or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

The UK government also introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may reduce the similarities between the UK and EEA data protection regime and threaten the European Commission's determination that the UK provides "adequate" protection to personal data. The European Commission’s adequacy determination for the UK is subject to renewal in 2025, with the European Commission proposing to change the determination date to December 27, 2025. The UK’s proposal to modify its data protection regime may impact this adequacy determination. Any loss by the UK of its adequacy determination by the European Commission may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the European Union GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and will be subject to local and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, representatives, contractors and other third-party intermediaries from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

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

As of March 31, 2025, we had 75 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets and the banking sector, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, bank failures, higher interest rates, changing foreign trade policies and uncertainty about economic stability. For example, the ongoing wars in Ukraine and Israel have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. In addition, investor concerns regarding the U.S. or international financial systems and governmental stability, including as a result of recent tariffs announcements and increased volatility in the credit and equity markets, may impair our ability to raise additional capital or enter into opportunistic strategic partnerships or acquisitions in a timely manner or on favorable terms, or at all. The deterioration of the equity and credit markets may also make any necessary debt or equity financings more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the trading price of our common stock, regardless of our actual operating performance.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions recently, including, among other things, recent tariff announcements, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts in Ukraine and the Middle East and increasing tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of new tariffs, political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget. We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

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

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we fail to identify material weaknesses in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

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

We did not issue any unregistered equity securities during the three months ended March 31, 2025.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

10.1	Sales Agreement, dated as of March 24, 2025, by and between Lexeo Therapeutics, Inc. and Leerink Partners LLC	10-K	001-41855	10.32	March 24, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

# The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXEO THERAPEUTICS, INC.

May 12, 2025	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer)

May 12, 2025	By:	/s/ Kyle Rasbach
Kyle Rasbach
Chief Financial Officer (Principal Financial and Accounting Officer)