Form 10-Q/A
period 2025-03-31
Lexeo Therapeutics, Inc.
filed 2025-05-15
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

The Registrant had 33,196,997 shares of common stock outstanding as of May 12, 2025.

EXPLANATORY NOTE

Lexeo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2025 (the “Original Filing”). This Amendment is being filed solely for the purpose of updating Exhibits 31.1 and 31.2. The original exhibits inadvertently omitted certain language regarding management’s responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), and having designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original Filing nor does it modify or otherwise update in any way disclosures made in the Original Filing. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXEO THERAPEUTICS, INC.

May 14, 2025	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer)

May 14, 2025	By:	/s/ Kyle Rasbach
Kyle Rasbach
Chief Financial Officer (Principal Financial and Accounting Officer)