Form 10-Q
period 2025-06-30
Lexeo Therapeutics, Inc.
filed 2025-08-14
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Registrant had 54,001,214 shares of common stock outstanding as of August 12, 2025.

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

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,480	$35,014
Current portion of investments in U.S. Treasury securities	97,413	86,504
Prepaid expenses and other current assets	7,169	4,603
Total current assets	140,062	126,121
Non-current portion of investments in U.S. Treasury securities	19,613	7,012
Long-term investment	3,390	-
Restricted cash	3,248	3,252
Property and equipment, net	1,115	1,028
Lease right-of-use assets - finance	1,300	1,460
Lease right-of-use assets - operating	7,340	8,069
Total assets	$176,068	$146,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,025	$6,417
Accrued expenses and other current liabilities	8,912	13,759
Current portion of lease liabilities - finance	520	570
Current portion of lease liabilities - operating	2,136	2,100
Total current liabilities	31,593	22,846
Non-current liabilities
Non-current portion of lease liabilities - finance	577	817
Non-current portion of lease liabilities - operating	5,680	6,437
Total liabilities	37,850	30,100

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of June 30, 2025; 54,001,214 shares issued and 53,998,492 shares outstanding as of June 30, 2025; 500,000,000 shares authorized as of December 31, 2024; 33,079,209 shares issued and 33,071,261 shares outstanding as of December 31, 2024	5	3
Treasury stock, at cost, 3,827 common shares as of June 30, 2025 and as of December 31, 2024	(17)	(17)
Additional paid-in capital	477,175	397,132
Accumulated other comprehensive loss	(13)	(103)
Accumulated deficit	(338,932)	(280,173)
Total stockholders' equity	138,218	116,842
Total liabilities and stockholders' equity	$176,068	$146,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$14,721	$16,560	$31,892	$32,302
General and administrative	15,967	6,990	32,601	14,539
Total operating expenses	30,688	23,550	64,493	46,841
Operating loss	(30,688)	(23,550)	(64,493)	(46,841)
Other income and expense
Gain on long-term investment	3,390	-	3,390	-
Other income (expense), net	(14)	(1)	(18)	(6)
Interest expense	(25)	(35)	(53)	(72)
Interest income	1,268	2,348	2,461	3,999
Amortization of premium on investments	(34)	-	(46)	-
Total other income and expense	4,585	2,312	5,734	3,921
Loss from operations before income taxes	(26,103)	(21,238)	(58,759)	(42,920)
Income taxes	-	-	-	-
Net loss	$(26,103)	$(21,238)	$(58,759)	$(42,920)
Other comprehensive gain
Net unrealized gain on investments	41	-	90	-
Total other comprehensive gain	41	-	90	-
Comprehensive loss	$(26,062)	$(21,238)	$(58,669)	$(42,920)
Net loss per common share, basic and diluted	$(0.60)	$(0.64)	$(1.53)	$(1.41)
Weighted-average number of shares outstanding used in computation of net loss per common share, basic and diluted	43,573,628	33,001,946	38,372,704	30,490,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842
Issuance of common stock upon vesting and settlement of restricted stock units	52,446	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	65,342	-	-	170	-	-	170
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,816	-	-	13	-	-	13
Unrealized comprehensive gain on investments	-	-	-	-	49	-	49
Stock-based compensation expense	-	-	-	3,697	-	-	3,697
Net loss	-	-	-	-	-	(32,656)	(32,656)
Balances at March 31, 2025	33,191,865	$3	$(17)	$401,012	$(54)	$(312,829)	$88,115
Issuance of common stock upon vesting and settlement of restricted stock units	14,097	-	-	-	-	-	-
Issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement Offering, net of commissions and offering costs of $6,917	20,790,120	2	-	73,080	-	-	73,082
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,410	-	-	12	-	-	12
Unrealized comprehensive gain on investments	-	-	-	-	41	-	41
Stock-based compensation expense	-	-	-	3,071	-	-	3,071
Net loss	-	-	-	-	-	(26,103)	(26,103)
Balances at June 30, 2025	53,998,492	$5	$(17)	$477,175	$(13)	$(338,932)	$138,218

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	26,646,378	$3	$-	$295,372	$-	$(181,840)	$113,535
Exercise of stock options	942	-	-	10	-	-	10
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	1,916	-	-	3	-	-	3
Issuance of common stock upon March 2024 Private Placement Offering, net of commissions and offering costs of $6,246	6,278,905	-	-	88,753	-	-	88,753
Stock-based compensation expense	-	-	-	2,331	-	-	2,331
Net loss	-	-	-	-	-	(21,682)	(21,682)
Balances at March 31, 2024	32,928,141	$3	$-	$386,469	$-	$(203,522)	$182,950
Exercise of stock options	108,912	-	-	419	-	-	419
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	5,849	-	-	26	-	-	26
Additional offering costs incurred related to issuance of common stock upon private placement offering	-	-	-	(42)	-	-	(42)
Treasury stock repurchase	(2,991)	-	(13)	-	-	-	(13)
Stock-based compensation expense	-	-	-	2,846	-	-	2,846
Net loss	-	-	-	-	-	(21,238)	(21,238)
Balances at June 30, 2024	33,039,911	$3	$(13)	$389,718	$-	$(224,760)	$164,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(58,759)	$(42,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	729	661
Reduction in the carrying amount of ROU assets, finance	160	165
Stock-based compensation expense	6,768	5,177
Depreciation and amortization expense	122	146
Non-cash gain on long-term investment	(3,390)	-
Amortization of premium on investments	46	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,566)	660
Accounts payable	13,507	1,698
Accrued expenses and other current liabilities	(4,822)	19
Lease liabilities, operating	(721)	(636)
Lease liabilities, finance	(9)	11
Net cash used in operating activities	(48,935)	(35,019)
Cash flows from investing activities:
Purchase of internal use software	-	(13)
Purchase of property and equipment	(108)	(398)
Purchases of investments	(55,366)	-
Proceeds from maturities of investments	31,900	-
Net cash used in investing activities	(23,574)	(411)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	429
Payments on finance leases	(281)	(183)
Proceeds from common stock issuances under 2023 ESPP	170	-
Treasury stock repurchase	-	(13)
Proceeds from issuance of common stock upon March 2024 Private Placement Offering	-	94,999
Third-party commissions and offering costs incurred upon March 2024 Private Placement Offering	-	(6,287)
Proceeds from issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement Offering	79,999	-
Third-party commissions and offering costs incurred upon May 2025 Private Placement Offering	(6,917)	-
Net cash provided by financing activities	72,971	88,945
Net change in cash, cash equivalents and restricted cash	462	53,515
Cash, cash equivalents and restricted cash at beginning of period	38,266	124,718
Cash, cash equivalents and restricted cash at end of period	$38,728	$178,233
Supplemental disclosure of non-cash activities
Unpaid offering costs included in accounts payable and accrued expenses	$905	$389
Unrealized gain on investments	$90	$-
Issuance costs related to convertible debt included in accounts payable and accrued expenses	$-	$24
Net property and equipment purchased in the current period included in accounts payable (net property and equipment purchased in the prior period previously included in accounts payable and paid in the current period)	$101	$(116)
Finance lease right-of use assets and finance lease liabilities recognized	$-	$22
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$25	$28

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited, table amounts in thousands, except share, per share, year, and percentage amounts)

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

These unaudited condensed financial statements and these notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 24, 2025. The unaudited condensed balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. Certain prior period balances have been reclassified to conform to the current period presentation.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $58.8 million and $98.3 million during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. As of June 30, 2025, the Company had cash, cash equivalents, and investments in U.S. Treasury securities of $152.5 million and an accumulated deficit of $338.9 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the years ended December 31, 2021 and December 31, 2020, the Company raised aggregate total net proceeds of $185.0 million in connection with the issuance of series A and series B convertible preferred stock. During the year ended December 31, 2023 the Company raised $100.3 million of total net proceeds in connection with the closing of its initial public offering ("IPO") on November 7, 2023 and subsequent partial exercise of the underwriters' option to purchase additional shares, as well as $3.9 million of net proceeds from the issuance of a convertible Simple Agreement for Future Equity (“SAFE”) note (the "convertible SAFE Note") in August 2023. During the year ended December 31, 2024, the Company received total net proceeds of $88.8 million after deducting approximately $6.2 million of commissions and offering expenses in the March 2024 Private Placement (as defined below) (see Note 8). During the three and six months ended June 30, 2025, the Company received total net proceeds of approximately $73.1 million after deducting approximately $6.9 million of commissions and offering expenses in the May 2025 Private Placement (as defined below) (see Note 8). Management estimates that the Company's current cash, cash equivalents, and investments in U.S. Treasury securities balances are sufficient to fund its operations for at least 12 months from the issuance date of these financial statements.

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

Basic net income (loss) per common share is computed by dividing the net income (loss) per common share by the weighted-average number of common shares and pre-funded warrants to purchase shares of common stock outstanding for the period. In accordance with ASC Topic 260, Earnings per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net income (loss) per common share is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per common share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares.

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During the three and six months ended June 30, 2025 and June 30, 2024, 19,234,106 (for each of the periods in 2025) and 3,728,009 (for each of the periods in 2024) total potential common shares, respectively, related to the exercise of outstanding stock options, settlement of outstanding restricted stock units ("RSUs"), settlement of outstanding RSUs that vest upon the achievement of certain performance conditions ("PRSUs"), and exercise of outstanding warrants were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Stock Based Compensation Expense—The Company accounts for stock-based payment awards granted to employees and non-employees, as well as shares issued to its employees under the Company's 2023 Employee Stock Purchase Plan (the "2023 ESPP"), as stock-based compensation expense at fair value. The Company issues stock-based awards to employees and non-employees in the form of stock options and also issues stock-based awards to employees in the form of RSUs and PRSUs. The measurement date for employee stock option, RSU, and PRSU awards is the date of grant, and stock-based compensation costs for employee non-performance awards are recognized as expense over the employees’ requisite service period, which is the vesting period, on a graded basis. Compensation expense for equity awards with performance conditions, including PRSUs, is recognized if and when the Company concludes that it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for equity awards with such performance conditions and adjusts compensation expense based on its probability assessment. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award, and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a graded basis. The measurement date for shares issued under the 2023 ESPP is the first date of each employee stock purchase plan offering period, and stock-based compensation costs are recognized as expense over the offering period on a straight-line basis. Stock-based compensation expense for all equity awards is classified in the accompanying statement of operations based on the function to which the related services are provided. As the Company is permitted to repurchase shares legally issued for unvested stock options exercised at their exercise price under the Company's 2021 Equity Incentive Plan (the "2021 Plan"), (i) cash received for unvested stock options exercised under the 2021 Plan is recorded as a deposit liability as a reclassification from additional paid-in capital in the Company’s balance sheet, which is relieved to additional paid-in capital as such awards vest, (ii) stock based compensation expense is recognized over the requisite service period for each such award, and (iii) the amount and number of shares of common stock outstanding in the Company’s balance sheet and statement stockholders’ equity are reduced until such awards vest. Forfeitures are recorded as they occur.

The fair value of each stock option grant under the 2021 Plan and the Company's 2023 Equity Incentive Plan (the "2023 Plan", and together with the 2021 Plan, the “Plans”), and shares issued under the 2023 ESPP, are estimated on the date of stock option grant or on the first date of each employee stock purchase plan offering period, respectively, using the Black-Scholes option-pricing model, while the fair value of each RSU and PRSU granted under the 2023 Plan is equal to the closing price of the Company's common stock on the date of the grant. Prior to its IPO on November 3, 2023, the Company was a private company and lacked company-specific historical and implied volatility information for stock options granted. Therefore, the Company estimated its expected stock volatility entirely based on the historical volatility of a publicly traded set of peer companies for stock options granted prior to its IPO, and estimates its expected stock price volatility primarily based on the historical volatility of a publicly traded set of peer companies for stock options granted since its IPO, each for a period equal to the expected life of the stock options granted, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options and expects to continue to do so until such time as it has adequate historical data regarding the expected term of its own stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero as the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

Long-term Investment—The Company accounts for its long-term investment in nonredeemable convertible preferred stock in accordance with the provisions of ASC Topic 321, Investments - Equity Securities, and elected to use the measurement alternative therein. The fair value of the nonredeemable convertible preferred stock received was based upon an observable price of cash paid for an identical security in an orderly transaction with a third-party and was capitalized as a long-term investment in the Company's balance sheet and recorded as an unrealized gain to other non-operating income in the Company's statement of operations and comprehensive loss. The long-term investment will be remeasured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and investments. The Company’s cash and restricted cash balances exceed Federal Deposit Insurance Corporation insurance limits. The Company’s cash equivalents consist of investments in U.S. government money market funds, and the Company's investments consist of U.S. Treasury securities. The Company’s cash, cash equivalents, and restricted cash are held with large financial institutions that management believes to be of high credit quality. To date, the Company has not recognized any losses caused by uninsured balances.

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

The Company’s cash equivalents consist of investments in U.S. government money market funds stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. Cash is stated at carrying value, which approximates fair value due to its short-term nature. The Company classifies its investments in U.S. Treasury securities as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets. The carrying values of the Company’s prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table presents information about the Company’s financial assets and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of June 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$13,125	$-	$-	$13,125
Current portion of investments in U.S. Treasury securities	-	97,413	-	97,413
Investments:
Non-current portion of investments in U.S. Treasury securities	-	19,613	-	19,613
	$13,125	$117,026	$-	$130,151

	As of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$17,636	$-	$-	$17,636
Current portion of investments in U.S. Treasury securities	-	86,504	-	86,504
Investments:
Non-current portion of investments in U.S. Treasury securities	-	7,012	-	7,012
	$17,636	$93,516	$-	$111,152

Investments, which are classified as available-for-sale securities, consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$117,039	$-	$(13)	$117,026
	$117,039	$-	$(13)	$117,026

	As of December 31, 2024:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$93,619	$-	$(103)	$93,516
	$93,619	$-	$(103)	$93,516

All investments classified as available-for-sale securities held as of June 30, 2025 and December 31, 2024 had contractual maturities of less than two years. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

Aggregate fair values of investments classified as available-for-sale securities with unrealized losses and gains were as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Available-for-sale securities:
Due within one year	$97,413	$86,504
Due after one year through five years	19,613	7,012
	$117,026	$93,516

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation as of June 30, 2025 and December 31, 2024:

	Useful Life	June 30, 2025	December 31, 2024
Furniture and fixtures	5 years	$386	$386
Lab equipment	7 years	1,053	844
Leasehold improvements	7 years	272	272
Total property and equipment		1,711	1,502
Less: accumulated depreciation		(596)	(474)
Total property and equipment, net		$1,115	$1,028

5. Long-term Investment

In June 2025, the Company entered into a collaboration and license agreement (the "June 2025 CLA") and a preferred stock purchase agreement (the "June 2025 Preferred Stock Purchase Agreement") with a privately-held Delaware corporation (the "Investee"). In exchange for access to certain of the Company's technology, intellectual property, and know-how granted to the Investee under the terms of the June 2025 CLA, the Company received 10,000,000 shares of the Investee's nonredeemable convertible preferred stock issued under the June 2025 Preferred Stock Purchase Agreement, representing approximately 12% of the Investee's issued and outstanding voting stock as of June 30, 2025. Under the terms of the June 2025 CLA, the Company is entitled to certain future milestone payments, royalties, and opt-in rights to certain program(s).

The Company accounts for its investment in the Investee in accordance with the provisions of ASC Topic 321, Investments - Equity Securities, and elected to use the measurement alternative therein. The fair value of the nonredeemable convertible preferred stock received of approximately $3.4 million, or approximately $0.338983 per share, was based upon an observable price of cash paid for an identical security in an orderly transaction between the Investee and a third-party and was capitalized as a long-term investment in the Company's balance sheet and recorded as an unrealized gain to other non-operating income in the Company's statement of operations and comprehensive loss. The long-term investment will be remeasured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$5,356	$6,696
Accrued compensation and other personnel costs	2,211	4,112
Accrued general and administrative expenses and other professional fees	1,159	2,406
Other current liabilities	186	545
Total accrued expenses and other current liabilities	$8,912	$13,759

7. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of June 30, 2025 and December 31, 2024. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of June 30, 2025 and December 31, 2024 were 4.1 years and 4.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease expense	$533	$537	$1,065	$1,074
Variable lease expense	126	115	252	228
Total operating lease expense	$659	$652	$1,317	$1,302
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$537	$520	$1,074	$1,050

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of June 30, 2025:

Year ended December 31	Operating Leases
2025	$1,087
2026	2,206
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	9,244
Less: present value adjustment	(1,428)
Total operating lease liabilities	$7,816
Included in the balance sheet:
Current portion of lease liabilities - operating	$2,136
Non-current portion of lease liabilities - operating	5,680
Total operating lease liabilities	$7,816

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s condensed balance sheet as of June 30, 2025. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at June 30, 2025 were $2.2 million, $0.9 million and $1.3 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of June 30, 2025, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of June 30, 2025 were 2.2 years, 4.3 years, and 8.60%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2024 were 2.7 years, 4.8 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reduction in the carrying amount of ROU assets, finance	$80	$80	$160	$165
Interest on finance lease liabilities	25	23	62	60
Total finance lease expense	$105	$103	$222	$225
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$122	$74	$281	$183

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at June 30, 2025:

Year ended December 31	Equipment Finance Leases
2025	$245
2026	587
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	1,202
Less: imputed interest	(105)
Total finance lease liabilities	$1,097
Included in the balance sheet:
Current portion of lease liabilities - finance	$520
Non-current portion of lease liabilities - finance	577
Total finance lease liabilities	$1,097

8. Capital Stock

As of June 30, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, 54,001,214 shares and 33,079,209 shares, respectively, of the Company's common stock authorized were issued, including 2,722 shares and 7,948 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 9). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement that closed on March 13, 2024 (the "March 2024 Private Placement"). The gross and net proceeds received from the March 2024 Private Placement were approximately $95.0 million and $88.8 million, respectively, after deducting approximately $6.2 million of commissions and other offering costs.

On March 24, 2025, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program (the "ATM Program") under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the Sales Agreement. No shares of the Company's common stock have been sold under the Sales Agreement through June 30, 2025.

On May 28, 2025, pursuant to a securities purchase agreement, the Company issued and sold an aggregate of 20,790,120 shares of its common stock, as well as pre-funded warrants to purchase 6,963,556 shares of its common stock to certain purchasers, together with accompanying warrants to purchase 13,876,838 shares of its common stock, at a purchase price of $2.8825 per share of common stock and accompanying common warrant, or $2.8824 per pre-funded warrant and accompanying warrant (the "May 2025 Private Placement"). The gross and net proceeds received from the May 2025 Private Placement were approximately $80.0 million and $73.1 million, respectively, after deducting approximately $6.9 million of commissions and other offering costs. The warrants and pre-funded warrants issued in the May 2025 Private Placement are immediately exercisable at exercise prices of $2.82 per share and $0.0001 per share, respectively, except that the warrants and pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock (the "Maximum Percentage"). The Maximum Percentage can be changed at the holder's election to any other percentage not in excess of 19.99%, and any increase in the Maximum Percentage will not be effective until the 61st day after the holder provides notice to the Company of the desired increase. The warrants are exercisable until May 28, 2029, and the pre-funded warrants do not expire. The warrants and pre-funded warrants are classified as equity in accordance with ASC Topic 815-40, Derivatives and Hedging - Contracts in an Entity's Own Equity. Upon issuance, the total pre-allocated fair value of the warrants of approximately $26.8 million, or approximately $1.93 per warrant share, was estimated using a Black-Scholes option pricing model with the following assumptions:

Stock Price	$2.74
Exercise Price	$2.82
Risk-free interest rate	4.00%
Expected term (in years)	4.00
Expected volatility	100.35%
Expected dividend yield	0.00%

Approximately $44.3 million, $20.8 million and $14.9 million of the total gross proceeds received in the May 2025 Private Placement were allocated to the shares of common stock, warrants and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of June 30, 2025, none of the warrants or pre-funded warrants had been exercised.

The Company had reserved the following number of shares of common stock for the exercise of outstanding warrants, exercise of outstanding pre-funded warrants, exercise of outstanding stock options, settlement of outstanding RSUs and PRSUs, and future issuances of stock-based awards:

	June 30, 2025	December 31, 2024
Warrants to purchase shares of common stock	13,876,838	-
Pre-funded warrants to purchase shares of common stock	6,963,556	-
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	4,401,477	3,457,918
RSUs and PRSUs subject to settlement in shares of common stock under the 2023 Plan	955,791	266,300
Shares available for issuance under the 2023 Plan	2,143,031	2,185,328
Shares available for issuance under the 2023 ESPP	770,734	505,284
Total shares of common stock reserved for future issuance	29,111,427	6,414,830

9. Stock-based Compensation

In February 2021, the Company adopted the 2021 Plan for the issuance of stock options granted to the Company’s key directors, officers, employees and consultants, as a means to secure the benefits arising from capital stock ownership. In connection with the Company’s IPO in November 2023, the Company adopted the 2023 Plan for the issuance of equity awards granted to the Company's directors, officers, employees, and consultants, and for the issuance of shares purchased under the 2023 ESPP to the Company's employees, as a means to secure the benefits arising from capital stock ownership. The purposes of the Plans and the 2023 ESPP are also to promote the alignment of the interests of directors, officers, employees, and consultants with the success of the Company and to provide compensation opportunities to attract, retain and motivate directors, officers, employees, and consultants of the Company. Upon adoption of the 2023 Plan, no further grants may be made under the 2021 Plan.

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

On January 1, 2025, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,653,960 shares and 330,792 shares, respectively, to totals of 7,724,384 shares and 836,076 shares, respectively. As of June 30, 2025, 2,143,031 shares and 770,734 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. A total of 65,342 shares have been issued under the 2023 ESPP through June 30, 2025.

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 8).

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

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the six months ended June 30, 2025:

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2024	3,457,918	$11.37	8.18	$2,851
Granted	1,151,404	5.77
Exercised	-	-		-
Forfeited	(179,273)	12.36
Expired	(28,572)	12.32
Outstanding as of June 30, 2025	4,401,477	$9.86	8.04	$705
Options exercisable at June 30, 2025	2,364,489	$9.67	7.03	$693

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and June 30, 2024 was $4.33 per share and $11.77 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No stock options were exercised during the six months ended June 30, 2025, and therefore there was no corresponding intrinsic value. The total aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $1.1 million.

The total grant date fair values of stock options vested during the three months ended June 30, 2025 and June 30, 2024 were $3.2 million and $0.7 million, respectively. The total grant date fair values of stock options vested during the six months ended June 30, 2025 and June 30, 2024 were $7.1 million and $1.6 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis during the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.37%	4.14%
Expected term (in years)	5.72	6.02
Expected volatility	90.89%	85.83%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of June 30, 2025 there was $11.3 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 2.50 years.

RSU and PRSU activity

RSUs granted under the 2023 Plan generally vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters, subject to requisite service requirements. During the six months ended June 30, 2025, a total of 217,500 PRSUs were granted to certain employees under the 2023 Plan that vest upon the achievement of certain performance conditions generally over an approximate 18-month period, subject to requisite service requirements. Additionally, during the six months ended June 30, 2025, a total of 77,650 RSUs were granted to employees under the 2023 Plan that vest over a two-year period with 50% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following four quarters, subject to requisite service requirements.

The following table summarizes the RSU activity under the 2023 Plan for the six months ended June 30, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	266,300	$15.59
Granted	616,434	5.50
Vested	(66,543)	15.27
Forfeited	(77,900)	8.90
Unvested as of June 30, 2025	738,291	$7.90

The following table summarizes the PRSU activity under the 2023 Plan for the six months ended June 30, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	-	$-
Granted	217,500	7.25
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2025	217,500	$7.25

As of June 30, 2025 there was $4.8 million of unrecognized stock-based compensation expense related to RSUs and PRSUs estimated to be recognized over a weighted-average period of 3.14 years.

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning of the offering period or the end of each six-month purchase period. Each offering period of two years will consist of four six-month purchase periods, subject to reset on the first day of each purchase period depending on the fair market values of the Company's stock. Employees may not purchase more than 6,000 shares of the Company's common stock during any purchase period. The first purchase period within the first offering period under the 2023 ESPP commenced during the three months ended December 31, 2024 and concluded during the three months ended March 31, 2025, and the first purchase period within the second offering period commenced during the three months ended March 31, 2025 following reset. As of and during the three and six months ended June 30, 2025, stock-based compensation expense recorded, as well as the estimated fair value of unearned and unrecognized stock-based expense expected to be recorded, related to the 2023 ESPP were not material. During the six months ended June 30, 2025, a total of 65,342 shares were issued under the 2023 ESPP at a purchase price of $2.61 per share with total proceeds of approximately $0.2 million received by the Company.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expense	$1,387	$1,437	$3,264	$2,520
General and administrative expense	1,684	1,409	3,504	2,657
Total stock-based compensation expense	$3,071	$2,846	$6,768	$5,177

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,103)	$(21,238)	$(58,759)	$(42,920)
Denominator:
Weighted-average common shares outstanding, basic and diluted	43,573,628	33,001,946	38,372,704	30,490,892
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.64)	$(1.53)	$(1.41)

11. Commitments and Contingencies

Leases—As of June 30, 2025, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 7).

Commitments—As of June 30, 2025, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 12). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company recognizes any associated legal fees as incurred and accrues a liability for such contingent liability matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings, except that on October 12, 2023, Rocket Pharmaceuticals, Inc. (“Rocket”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and two former employees that claimed, among other things, misappropriation of confidential information and trade secrets. The complaint alleged the individual defendants downloaded confidential Rocket company documents and other proprietary materials prior to leaving Rocket in 2021 and that the Company used this information to advance its programs after they became employed at the Company. The complaint sought unspecified damages and asked the court to enjoin the Company from competing and working in the market for gene therapy treatments targeting cardiac diseases. In August 2024, the Company asserted counterclaims against Rocket and Spacecraft Seven LLC, a wholly owned subsidiary of Rocket, for misappropriation of trade secrets, correction of inventorship of certain patents, breach of contract, and tortious interference with contract. The Company's counterclaims sought equitable relief, damages, attorneys' fees and costs from Rocket and Spacecraft Seven LLC. In June 2025, the litigation was resolved amicably and without admission of liability by any party, and all claims have been dismissed with prejudice.

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

12. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich's ataxia ("FA") (the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of June 30, 2025, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

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

During each of the three and six months ended June 30, 2025, the Company incurred and paid $0.1 million in connection with the Cornell License Agreements. During the three months ended June 30, 2024, the Company incurred and paid $0.6 million in connection with the Cornell License Agreements. During the six months ended June 30, 2024, the Company incurred and paid $0.7 million in connection with the Cornell License Agreements.

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

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (the “First UCSD Agreement” and the “Second UCSD Agreement,” respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through June 30, 2025 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On October 4, 2021, the Company entered into an exclusive worldwide license agreement (the “Third UCSD Agreement” and collectively with the First UCSD Agreement and the Second UCSD Agreement, the “UCSD Agreements”) with the Regents of UCSD to in-license materials and intellectual property related to LX2020, a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The Third UCSD Agreement relates to the Company’s development efforts for its LX2020 program. In connection with the Third UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The Third UCSD Agreement required the Company to pay a one-time up-front non-refundable cash fee of $20,000 and requires the Company to pay aggregate development and commercialization milestones of up to $4.0 million, and low- to mid-single digit royalties based on aggregate net sales. Research and development expenses incurred by the Company and payments made to the Regents of UCSD under the terms of the Third UCSD Agreement include the one-time up-front non-refundable cash fee of $20,000 as well as a $0.1 million development milestone that was achieved during the third quarter of 2024. The Company has the right to terminate the Third UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

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

During the three months ended June 30, 2025, the Company incurred and paid totals of $30,000 and $0, respectively, to the Regents of UCSD in connection with the UCSD SRAs. During the six months ended June 30, 2025, the Company incurred and paid $0.1 million to the Regents of UCSD in connection with the UCSD SRAs. During the three months ended June 30, 2024, the Company incurred and paid totals of $0.8 million and $0.6 million, respectively, to the Regents of UCSD in connection with the UCSD SRAs. During the six months ended June 30, 2024, the Company incurred and paid totals of $0.8 million and $1.0 million, respectively, to the Regents of UCSD in connection with the UCSD SRAs. The Company has incurred and paid cumulative totals of $5.2 million and $4.9 million, respectively, to the Regents of UCSD as of June 30, 2025, in connection with the UCSD SRAs.

13. Segment Information

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

The following table contains additional information on the Company's net loss, including significant segment expenses, for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense
LX2020	$4,191	$4,582	$8,920	$8,688
LX2006	3,127	3,909	6,937	7,121
LX1001	362	(782)	627	837
Other programs	218	1,383	719	1,928
Employee compensation expenses	4,089	4,315	8,460	8,240
Lab-related costs and supplies	345	278	677	631
All other research and development expense	2,389	2,875	5,552	4,857
General and administrative expense
Employee compensation expenses	3,723	3,028	7,792	5,688
All other general and administrative expense	12,244	3,962	24,809	8,851
Other income (expense), net	(4,585)	(2,312)	(5,734)	(3,921)
Net loss	$(26,103)	$(21,238)	$(58,759)	$(42,920)

14. Subsequent Events

Subsequent events have been evaluated through the date that these unaudited condensed financial statements were issued and were available to be issued.

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

We are a clinical stage genetic medicine company dedicated to reshaping heart health by applying pioneering science to fundamentally change how cardiovascular diseases are treated. We are advancing a portfolio of therapeutic candidates that take aim at the underlying genetic causes of conditions, including FA cardiomyopathy, plakophilin-2, or PKP2, arrhythmogenic cardiomyopathy, or ACM, and other devastating diseases with high unmet need.

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial and in a Cornell investigator-initiated trial. In July 2024, we provided an interim clinical update, which included baseline characteristics from the 11 treated participants across the two studies and data from the eight participants who had reached at least six-months of follow-up as of that time. These data showed improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I. Additionally, in November 2024 we reported that we observed an increase in frataxin protein expression in the hearts of four patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3)) as measured by liquid chromatography-mass spectrometry, or LCMS, and immunohistochemistry. LX2006 has been generally well-tolerated across both trials to date. One year after dosing, one participant with multiple comorbidities and a history of flu-like symptoms presented with Grade 2 asymptomatic myocarditis. Six weeks later, a biopsy was negative for myocarditis and the participant remains asymptomatic. In November 2024 we announced alignment with the U.S. Food and Drug Administration, or the FDA, on key elements of a registrational development plan for LX2006, including an accelerated approval pathway with left ventricular mass index and frataxin protein expression as co-primary registrational endpoints. In February 2025, we reached further alignment with the FDA that the frataxin protein expression co-primary endpoint would be evaluated for any increase from baseline in frataxin positive area as measured by immunohistochemistry as opposed to any specific numerical threshold. In April 2025, we provided an interim clinical update, which included baseline characteristics from the 16 treated participants across the two studies, frataxin protein expression from four additional patients that had undergone cardiac biopsies (cohort 3 (n=4)), and data from the 12 participants who had reached at least six-months of follow-up as of that time. These data showed an increase in frataxin expression versus baseline in all patients that had undergone cardiac biopsies (cohort 1 (n=1), cohort 2 (n=3), cohort 3 (n=4)) as measured by LCMS, upon which we reached further alignment with the FDA to measure protein expression. These data also showed dose responsive increases in frataxin expression relative to dose cohorts, improvements in key cardiac biomarkers including left ventricular mass index, lateral wall thickness, and high-sensitivity troponin I, as well as improvements in functional measures including the Modified Friedreich's Ataxia Rating Scale, or mFARS, and Kansas City Cardiomyopathy Questionnaire, or KCCQ-12. In July 2025, we received Breakthrough Therapy designation for LX2006 for the treatment of FA cardiomyopathy from the FDA.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of ACM caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. To date, eight participants have been enrolled in this trial: three in cohort 1, three in cohort 2 and two in cohort 3. We have obtained post-treatment cardiac biopsies from two participants in cohort 1; the third cohort 1 participant elected to not undergo the post-treatment biopsy procedure. In these two participants with post-treatment samples, we have observed an increase in PKP2 protein expression in the heart quantified using western blot assay showing a 71% and 115% increase in PKP2 protein expression versus pre-treatment baseline. In addition, the first participant to reach six-months post-treatment experienced a 67% reduction in premature ventricular contractions from baseline and normalization of QRS duration. Across all participants dosed, LX2020 has been generally well-tolerated with no treatment-related serious adverse events to date. We expect to provide an interim clinical data update in the second half of 2025.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock, including from our May 2025 Private Placement, March 2024 Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of June 30, 2025, we had $152.5 million of cash, cash equivalents, and investments in U.S. Treasury securities. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the six months ended June 30, 2025 and the year ended December 31, 2024 were $58.8 million and $98.3 million, respectively, and our accumulated deficit was $338.9 million at June 30, 2025. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

We expect that our general and administrative expenses will decrease in the near to medium term future relative to those incurred during the three and six months ended June 30, 2025 on a quarterly and annualized basis primarily due to lower anticipated third-party legal fees and related costs, as well as lower anticipated administrative personnel and related costs due to the limited reduction in force undertaken in April 2025, while supporting the continued research and development of our programs and the growth of our business.

Gain on long-term investment

Gain on long-term investment includes non-operating income related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Other income (expense), net

Other income (expense), net includes foreign exchange gains and (losses).

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

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at June 30, 2025, December 31, 2024 and June 30, 2024. As of June 30, 2025, December 31, 2024 and June 30, 2024, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	$14,721	$16,560	$(1,839)
General and administrative	15,967	6,990	8,977
Total operating expenses	30,688	23,550	7,138
Operating loss	(30,688)	(23,550)	(7,138)
Other income and expense
Gain on long-term investment	3,390	-	3,390
Other income (expense), net	(14)	(1)	(13)
Interest expense	(25)	(35)	10
Interest income	1,268	2,348	(1,080)
Amortization of premium on investments	(34)	-	(34)
Total other income and expense	4,585	2,312	2,273
Loss from operations before income taxes	(26,103)	(21,238)	(4,865)
Income taxes	-	-	-
Net Loss	$(26,103)	$(21,238)	$(4,865)

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Direct external research and development expenses by program:
LX2020	$4,191	$4,582	$(391)
LX2006	3,127	3,909	(782)
LX1001	362	(782)	1,144
Other programs	218	1,383	(1,165)
Total direct external research and development expenses by program	7,898	9,092	(1,194)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	5,476	5,751	(275)
Lab-related costs and supplies	345	278	67
Professional fees	320	670	(350)
Other unallocated costs, including facilities	682	769	(87)
Total unallocated research and development expenses:	6,823	7,468	(645)
Total research and development expenses	$14,721	$16,560	$(1,839)

The net decrease of $1.8 million in total research and development expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to decreases in (i) chemistry, manufacturing, and control, or CMC, expenses of $1.3 million, (ii) clinical trial costs of $1.2 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024, (iii) license fees of $0.6 million related to the Third Cornell License Agreement, (iv) non-clinical and preclinical expenses of $0.6 million primarily related to our cardiovascular disease programs, and (v) employee compensation and stock-based compensation expenses of $0.3 million associated with a limited reduction-in-force undertaken in April 2025. These decreases were partially offset by an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024.

General and administrative expenses

The net increase of $9.0 million in general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to increases in (i) third-party legal fees and associated costs of $8.3 million, and (ii) employee compensation and stock-based compensation expenses of $0.7 million primarily due to increased headcount and equity awards granted since June 30, 2024.

Gain on long-term investment

We recorded non-operating income of approximately $3.4 million during the three months ended June 30, 2025 related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Interest income

We recognized interest income of $1.3 million and $2.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively, primarily related to interest earned on our investments in U.S. government money market funds and our investments in U.S Treasury securities, with the decrease primarily due lower average invested balances, as well as lower interest rates.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	$31,892	$32,302	$(410)
General and administrative	32,601	14,539	18,062
Total operating expenses	64,493	46,841	17,652
Operating loss	(64,493)	(46,841)	(17,652)
Other income and expense
Gain on long-term investment	3,390	-	3,390
Other income (expense), net	(18)	(6)	(12)
Interest expense	(53)	(72)	19
Interest income	2,461	3,999	(1,538)
Amortization of premium on investments	(46)	-	(46)
Total other income and expense	5,734	3,921	1,813
Loss from operations before income taxes	(58,759)	(42,920)	(15,839)
Income taxes	-	-	-
Net Loss	$(58,759)	$(42,920)	$(15,839)

Research and development expenses

The following table summarizes our research and development expenses incurred for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Direct external research and development expenses by program:
LX2020	$8,920	$8,688	$232
LX2006	6,937	7,121	(184)
LX1001	627	837	(210)
Other programs	719	1,928	(1,209)
Total direct external research and development expenses by program	17,203	18,574	(1,371)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	11,724	10,761	963
Lab-related costs and supplies	677	631	46
Professional fees	814	1,011	(197)
Other unallocated costs, including facilities	1,474	1,325	149
Total unallocated research and development expenses:	14,689	13,728	961
Total research and development expenses	$31,892	$32,302	$(410)

The net decrease of $0.4 million in total research and development expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to decreases in (i) CMC expenses of $1.5 million, (ii) clinical trial costs of $0.9 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024, (iii) license fees of $0.6 million related to the Third Cornell License Agreement, and (iv) non-clinical and preclinical expenses of $0.4 million primarily related to our cardiovascular disease programs. These decreases were partially offset by (i) an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024, and (ii) employee compensation and stock-based compensation expenses of $1.0 million primarily due to equity awards granted since June 30, 2024.

General and administrative expenses

The net increase of $18.1 million in general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to increases in (i) third-party legal fees and associated costs of $16.2 million, and (ii) employee compensation and stock-based compensation expenses of $2.1 million primarily due to increased headcount and equity awards granted since June 30, 2024. These increases were partially offset by a decrease in investor relations and public relations costs of $0.3 million.

Gain on long-term investment

We recorded non-operating income of approximately $3.4 million during the six months ended June 30, 2025 related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Interest income

We recognized interest income of $2.5 million and $4.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively, primarily related to interest earned on our investments in U.S. government money market funds and our investments in U.S Treasury securities, with the decrease primarily due to lower average invested balances, as well as lower interest rates.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through June 30, 2025, we funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock, including from our May 2025 Private Placement, March 2024 Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, with net proceeds since our inception totaling $451.0 million. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents, and investments in U.S. Treasury Securities of $152.5 million and $128.5 million, respectively.

On March 24, 2025 we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3, dated December 13, 2024, which registers the offering, issuance, and sale of up to $75.0 million of common stock pursuant to our ATM Program. As of June 30, 2025, we have not sold any shares of common stock pursuant to the ATM Program.

We believe that our cash, cash equivalents, and investments in U.S. Treasury securities balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in “Item 1A Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(48,935)	$(35,019)
Net cash used in investing activities	(23,574)	(411)
Net cash provided by financing activities	72,971	88,945
Net increase in cash	$462	$53,515

Operating activities

During the six months ended June 30, 2025, net cash used in operating activities consisted primarily of our net loss of $58.8 million, which included an unrealized gain of $3.4 million recorded to other non-operating income upon receipt of our long-term investment in convertible preferred stock, and which was partially offset by $6.8 million of stock-based compensation expense, $5.4 million of net cash provided by changes in operating assets and liabilities, and $1.0 million of depreciation and amortization of operating and finance right-of-use assets.

During the six months ended June 30, 2024, net cash used in operating activities consisted primarily of our net loss of $42.9 million, which was partially offset by $5.2 million of stock-based compensation expense, $1.8 million of net cash provided by changes in operating assets and liabilities, and $1.0 million of depreciation and amortization of operating and finance right-of-use assets.

Investing activities

During the six months ended June 30, 2025, net cash used in investing activities was $23.6 million and consisted primarily of purchases of investments in U.S. Treasury securities of $55.4 million, which was partially offset by $31.9 million of proceeds received upon maturities of investments in U.S. Treasury securities.

During the six months ended June 30, 2024, net cash used in investing activities was $0.4 million and consisted primarily of purchases of lab equipment.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of the net proceeds received from the May 2025 Private Placement offering of $73.1 million, as well as proceeds received from the common stock issuances under the 2023 ESPP of $0.2 million, which were partially offset by $0.3 million of principal payments made on equipment finance leases.

During the six months ended June 30, 2024, net cash provided by financing activities consisted primarily of the net proceeds received from the March 2024 Private Placement offering of $88.7 million, as well as $0.4 million of proceeds received from the exercise of stock options, which were partially offset by $0.2 million of principal payments made on equipment finance leases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of Legal Proceedings, see Note 11 to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
changes in the FDA and other government agencies, regulatory actions and other actions under the new Trump administration could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business; and
•
we may become subject to claims that we and our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks related to our financial position and capital needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the six months ended June 30, 2025 and the fiscal year ended December 31, 2024, we incurred net losses of $58.8 million and $98.3 million, respectively, and we had an accumulated deficit of $338.9 million as of June 30, 2025. We have primarily financed our operations with net proceeds raised in our IPO, and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as net proceeds from the May 2025 Private Placement, the March 2024 Private Placement, sales of our convertible equity securities and the convertible SAFE Note. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2025, we had cash, cash equivalents, and investments in U.S. Treasury securities of $152.5 million. We believe that our cash, cash equivalents and investments in U.S. Treasury securities balances will be sufficient to fund our operating expenses and capital requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Further, under the new leadership at the U.S. Department of Health and Human Services, or HHS, under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approval than us, our competitive position may be harmed. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

We have obtained from the FDA Orphan Drug designation for LX2006 for the treatment of FA and for LX2020 for the treatment of PKP2-ACM. LX2006 and LX2020 have also received Orphan Medicinal Product designation from the European Commission. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have received Fast Track designation for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. We have also received Breakthrough Therapy designation for LX2006 for the treatment of FA cardiomyopathy as well as RMAT designation for LX2006 for the treatment of FA cardiomyopathy. LX2006 has also been selected by the FDA to participate in its Chemistry, Manufacturing and Controls, or CMC, Development and Readiness Pilot, or CDRP, program, which is intended to facilitate expedited CMC development of investigational therapies with expedited clinical development timeframes via an increased level of communication with the FDA on CMC development. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation, or participation in the CDRP program, does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation, or remove a product candidate from the CDRP program, if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, alone, does not guarantee qualification for the FDA’s priority review procedures.

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

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and achieve and sustain profitability. In addition, the One Big Beautiful Bill Act, or OBBBA, which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects.

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

We may become subject to claims that we and our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we require, evidenced by written agreements, that all of our employees, consultants and advisors not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims, and there is no guarantee of success in defending these claims.

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

For additional information regarding our legal proceedings, see Note 11 to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of June 30, 2025, we had 61 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
regulatory or legal developments in the U.S. and other countries;

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

We did not issue any unregistered equity securities during the three months ended June 30, 2025.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

4.1	Form of Pre-Funded Warrant	8-K	001-41855	4.1	May 27, 2025

4.2	Form of Common Warrant	8-K	001-41855	4.2	May 27, 2025

10.1	Form of Securities Purchase Agreement dated, May 27, 2025, by and among the Company and the Purchasers	8-K	001-41855	10.1	May 27, 2025

10.2	Form of Registration Rights Agreement dated, May 27, 2025, by and among the Company and the Purchasers	8-K	001-41855	10.2	May 27, 2025

10.3*	Amendment No. 1, dated May 21, 2024, to the Third License Agreement, dated April 21, 2024, by and between Cornell University and the Company.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

LEXEO THERAPEUTICS, INC.

August 14, 2025	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2025	By:	/s/ Kyle Rasbach
Kyle Rasbach
Chief Financial Officer (Principal Financial and Accounting Officer)