Form 10-Q
period 2025-09-30
Lexeo Therapeutics, Inc.
filed 2025-11-05
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant had 72,987,327 shares of common stock outstanding as of November 3, 2025.

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

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,996	$35,014
Current portion of investments in U.S. Treasury securities	81,768	86,504
Prepaid expenses and other current assets	5,029	4,603
Total current assets	127,793	126,121
Non-current portion of investments in U.S. Treasury securities	-	7,012
Long-term investment	3,390	-
Restricted cash	3,248	3,252
Property and equipment, net	1,230	1,028
Lease right-of-use assets - finance	1,220	1,460
Lease right-of-use assets - operating	6,963	8,069
Total assets	$143,844	$146,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,656	$6,417
Accrued expenses and other current liabilities	9,900	13,759
Current portion of lease liabilities - finance	568	570
Current portion of lease liabilities - operating	2,147	2,100
Total current liabilities	17,271	22,846
Non-current liabilities
Non-current portion of lease liabilities - finance	454	817
Non-current portion of lease liabilities - operating	5,288	6,437
Total liabilities	23,013	30,100

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of September 30, 2025; 54,935,477 shares issued and 54,934,275 shares outstanding as of September 30, 2025; 500,000,000 shares authorized as of December 31, 2024; 33,079,209 shares issued and 33,071,261 shares outstanding as of December 31, 2024	5	3
Treasury stock, at cost, 3,827 common shares as of September 30, 2025 and as of December 31, 2024	(17)	(17)
Additional paid-in capital	479,969	397,132
Accumulated other comprehensive gain (loss)	89	(103)
Accumulated deficit	(359,215)	(280,173)
Total stockholders' equity	120,831	116,842
Total liabilities and stockholders' equity	$143,844	$146,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$15,695	$23,423	$47,587	$55,725
General and administrative	5,953	8,120	38,554	22,659
Total operating expenses	21,648	31,543	86,141	78,384
Operating loss	(21,648)	(31,543)	(86,141)	(78,384)
Other income and expense
Gain on long-term investment	-	-	3,390	-
Other income (expense), net	(9)	(3)	(27)	(9)
Interest expense	(22)	(35)	(75)	(107)
Interest income	1,456	2,092	3,917	6,091
Amortization of premium on investments in U.S. Treasury securities	(60)	-	(106)	-
Total other income and expense	1,365	2,054	7,099	5,975
Loss from operations before income taxes	(20,283)	(29,489)	(79,042)	(72,409)
Income taxes	-	-	-	-
Net loss	$(20,283)	$(29,489)	$(79,042)	$(72,409)
Other comprehensive gain
Net unrealized gain on investments	102	-	192	-
Total other comprehensive gain	102	-	192	-
Comprehensive loss	$(20,181)	$(29,489)	$(78,850)	$(72,409)
Net loss per common share, basic and diluted	$(0.33)	$(0.89)	$(1.72)	$(2.31)
Weighted-average number of shares outstanding used in computation of net loss per common share, basic and diluted	60,980,867	33,063,153	45,991,572	31,354,821

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842
Issuance of common stock upon vesting and settlement of restricted stock units	52,446	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	65,342	-	-	170	-	-	170
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,816	-	-	13	-	-	13
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	49	-	49
Stock-based compensation expense	-	-	-	3,697	-	-	3,697
Net loss	-	-	-	-	-	(32,656)	(32,656)
Balances at March 31, 2025	33,191,865	$3	$(17)	$401,012	$(54)	$(312,829)	$88,115
Issuance of common stock upon vesting and settlement of restricted stock units	14,097	-	-	-	-	-	-
Issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement Offering, net of commissions and offering costs of $6,917	20,790,120	2	-	73,080	-	-	73,082
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,410	-	-	12	-	-	12
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	41	-	41
Stock-based compensation expense	-	-	-	3,071	-	-	3,071
Net loss	-	-	-	-	-	(26,103)	(26,103)
Balances at June 30, 2025	53,998,492	$5	$(17)	$477,175	$(13)	$(338,932)	$138,218
Exercise of stock options	9,000	-	-	34	-	-	34
Issuance of common stock upon vesting and settlement of restricted stock units	20,466	-	-	-	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	867,302	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	37,495	-	-	101	-	-	101
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	1,520	-	-	8	-	-	8
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	102	-	102
Stock-based compensation expense	-	-	-	2,651	-	-	2,651
Net loss	-	-	-	-	-	(20,283)	(20,283)
Balances at September 30, 2025	54,934,275	$5	$(17)	$479,969	$89	$(359,215)	$120,831

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	26,646,378	$3	$-	$295,372	$-	$(181,840)	$113,535
Exercise of stock options	942	-	-	10	-	-	10
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	1,916	-	-	3	-	-	3
Issuance of common stock upon March 2024 Private Placement Offering, net of commissions and offering costs of $6,246	6,278,905	-	-	88,753	-	-	88,753
Stock-based compensation expense	-	-	-	2,331	-	-	2,331
Net loss	-	-	-	-	-	(21,682)	(21,682)
Balances at March 31, 2024	32,928,141	$3	$-	$386,469	$-	$(203,522)	$182,950
Exercise of stock options	108,912	-	-	419	-	-	419
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	5,849	-	-	26	-	-	26
Additional offering costs incurred related to issuance of common stock upon private placement offering	-	-	-	(42)	-	-	(42)
Treasury stock repurchase	(2,991)	-	(13)	-	-	-	(13)
Stock-based compensation expense	-	-	-	2,846	-	-	2,846
Net loss	-	-	-	-	-	(21,238)	(21,238)
Balances at June 30, 2024	33,039,911	$3	$(13)	$389,718	$-	$(224,760)	$164,948
Exercise of stock options	15,792	-	-	39	-	-	39
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,744	-	-	14	-	-	14
Additional issuance costs incurred related to issuance of convertible SAFE Note	-	-	-	24	-	-	24
Stock-based compensation expense	-	-	-	3,790	-	-	3,790
Net loss	-	-	-	-	-	(29,489)	(29,489)
Balances at September 30, 2024	33,058,447	$3	$(13)	$393,585	$-	$(254,249)	$139,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

5

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(79,042)	$(72,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	1,106	1,007
Reduction in the carrying amount of ROU assets, finance	240	245
Stock-based compensation expense	9,419	8,967
Depreciation and amortization expense	195	229
Non-cash gain on long-term investment	(3,390)	-
Amortization of premium on investments in U.S. Treasury securities	106	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(426)	390
Accounts payable	(1,761)	4,420
Accrued expenses and other current liabilities	(3,826)	5,289
Lease liabilities, operating	(1,102)	(974)
Lease liabilities, finance	(1)	11
Net cash used in operating activities	(78,482)	(52,825)
Cash flows from investing activities:
Purchase of internal use software	-	(13)
Purchase of property and equipment	(397)	(481)
Purchases of investments	(55,366)	-
Proceeds from maturities of investments	67,200	-
Net cash provided by (used in) investing activities	11,437	(494)
Cash flows from financing activities:
Proceeds from exercise of stock options	34	468
Payments on finance leases	(364)	(294)
Proceeds from common stock issuances under 2023 ESPP	271	-
Treasury stock repurchase	-	(13)
Proceeds from issuance of common stock upon March 2024 Private Placement Offering	-	94,999
Third-party commissions and offering costs incurred upon March 2024 Private Placement Offering	-	(6,287)
Proceeds from issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement Offering	79,999	-
Third-party commissions and offering costs incurred upon May 2025 Private Placement Offering	(6,917)	-
Net cash provided by financing activities	73,023	88,873
Net change in cash, cash equivalents and restricted cash	5,978	35,554
Cash, cash equivalents and restricted cash at beginning of period	38,266	124,718
Cash, cash equivalents and restricted cash at end of period	$44,244	$160,272
Supplemental disclosure of non-cash activities
Unrealized gain on investments	$192	$-
Net property and equipment purchased in the current period included in accounts payable (net property and equipment purchased in the prior period previously included in accounts payable and paid in the current period)	$-	$(141)
Finance lease right-of use assets and finance lease liabilities recognized	$-	$22
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$33	$42

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited, table amounts in thousands, except share, per share, year, and percentage amounts)

1. Description of Business and Basis of Presentation

Description of Business—Lexeo Therapeutics, Inc. (the “Company”) is a clinical stage genetic medicine company dedicated to pioneering novel treatments for cardiovascular disease. The Company utilizes adeno-associated viruses (“AAV”) that have been engineered to transfer genes to patients. The Company’s therapeutic investigational treatments include AAV-based gene therapies primarily in the clinical and late pre-clinical stages of research and development.

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

These unaudited condensed financial statements and these notes reflect the operations of the Company that have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 24, 2025. The unaudited condensed balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. Certain prior period balances have been reclassified to conform to the current period presentation.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $79.0 million and $98.3 million during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. As of September 30, 2025, the Company had cash, cash equivalents, and investments in U.S. Treasury securities of $122.8 million and an accumulated deficit of $359.2 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the nine months ended September 30, 2024, the Company received total net proceeds of $88.8 million after deducting approximately $6.2 million of commissions and offering expenses in the March 2024 Private Placement (as defined below) (see Note 8). During the nine months ended September 30, 2025, the Company received total net proceeds of approximately $73.1 million after deducting approximately $6.9 million of commissions and offering expenses in the May 2025 Private Placement (as defined below) (see Note 8). In October 2025, the Company received total estimated net proceeds of approximately $143.9 million after deducting approximately $9.9 million of underwriter commissions, placement agent fees and estimated offering expenses in the October 2025 Financing Transactions (as defined below) (see Note 14). Management estimates that the Company's current cash, cash equivalents, and investments in U.S. Treasury securities balances are sufficient to fund its operations for at least 12 months from the issuance date of these financial statements.

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

Use of Estimates—The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the accruals of research and development costs, including accruals of research contract costs, and assumptions used to estimate the fair value of the Company’s stock option awards and, prior to the closing of its initial public offering ("IPO") on November 7, 2023, to determine the fair value of its common stock. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During the three and nine months ended September 30, 2025 and September 30, 2024, 19,295,632 (for each of the periods in 2025) and 3,744,541 (for each of the periods in 2024) total potential common shares, respectively, related to the exercise of outstanding stock options, settlement of outstanding restricted stock units ("RSUs"), settlement of outstanding RSUs that vest upon the achievement of certain performance conditions ("PRSUs"), and exercise of outstanding warrants were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and investments. The Company’s cash and restricted cash balances exceed Federal Deposit Insurance Corporation insurance limits. The Company’s cash equivalents consist of investments in U.S. government money market funds, and the Company's cash investments consist of U.S. Treasury securities. The Company’s cash, cash equivalents, and restricted cash are held with large financial institutions that management believes to be of high credit quality. To date, the Company has not recognized any losses caused by uninsured balances.

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

The following table presents information about the Company’s financial assets and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of September 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$18,420	$-	$-	$18,420
Current portion of investments in U.S. Treasury securities	-	81,768	-	81,768
Investments:
Non-current portion of investments in U.S. Treasury securities	-	-	-	-
	$18,420	$81,768	$-	$100,188

	As of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$17,636	$-	$-	$17,636
Current portion of investments in U.S. Treasury securities	-	86,504	-	86,504
Investments:
Non-current portion of investments in U.S. Treasury securities	-	7,012	-	7,012
	$17,636	$93,516	$-	$111,152

Investments in U.S. Treasury securities, which are classified as available-for-sale securities, consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$81,679	$89	$-	$81,768
	$81,679	$89	$-	$81,768

	As of December 31, 2024:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$93,619	$-	$(103)	$93,516
	$93,619	$-	$(103)	$93,516

All investments in U.S. Treasury securities classified as available-for-sale securities held as of September 30, 2025 and December 31, 2024 had contractual maturities of less than two years. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

Aggregate fair values of investments in U.S. Treasury securities classified as available-for-sale securities with unrealized losses and gains were as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Available-for-sale securities:
Due within one year	$81,768	$86,504
Due after one year through five years	-	7,012
	$81,768	$93,516

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation as of September 30, 2025 and December 31, 2024:

	Useful Life	September 30, 2025	December 31, 2024
Furniture and fixtures	5 years	$386	$386
Lab equipment	7 years	1,240	844
Leasehold improvements	7 years	272	272
Total property and equipment		1,898	1,502
Less: accumulated depreciation		(668)	(474)
Total property and equipment, net		$1,230	$1,028

5. Long-term Investment

In June 2025, the Company entered into a collaboration and license agreement (the "June 2025 CLA") and a preferred stock purchase agreement (the "June 2025 Preferred Stock Purchase Agreement") with a privately-held Delaware corporation (the "Investee"). In exchange for access to certain of the Company's technology, intellectual property, and know-how granted to the Investee under the terms of the June 2025 CLA, the Company received 10,000,000 shares of the Investee's nonredeemable convertible preferred stock issued under the June 2025 Preferred Stock Purchase Agreement, initially representing approximately 12% of the Investee's issued and outstanding voting stock as of June 30, 2025. Under the terms of the June 2025 CLA, the Company is entitled to certain future milestone payments, royalties, and opt-in rights to certain program(s).

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$6,166	$6,696
Accrued compensation and other personnel costs	2,982	4,112
Accrued general and administrative expenses and other professional fees	543	2,406
Other current liabilities	209	545
Total accrued expenses and other current liabilities	$9,900	$13,759

7. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of September 30, 2025 and December 31, 2024. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of September 30, 2025 and December 31, 2024 were 3.8 years and 4.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$541	$537	$1,606	$1,611
Variable lease expense	126	116	377	344
Total operating lease expense	$667	$653	$1,983	$1,955
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$537	$528	$1,610	$1,578

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of September 30, 2025:

Year ended December 31	Operating Leases
2025	$545
2026	2,206
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	8,702
Less: present value adjustment	(1,267)
Total operating lease liabilities	$7,435
Included in the balance sheet:
Current portion of lease liabilities - operating	$2,147
Non-current portion of lease liabilities - operating	5,288
Total operating lease liabilities	$7,435

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s condensed balance sheet as of September 30, 2025. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at September 30, 2025 were $2.2 million, $1.0 million and $1.2 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of September 30, 2025, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of September 30, 2025 were 1.9 years, 4.1 years, and 8.60%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2024 were 2.7 years, 4.8 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reduction in the carrying amount of ROU assets, finance	$80	$80	$240	$245
Interest on finance lease liabilities	15	36	77	96
Total finance lease expense	$95	$116	$317	$341
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$83	$111	$364	$294

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at September 30, 2025:

Year ended December 31	Equipment Finance Leases
2025	$147
2026	587
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	1,104
Less: imputed interest	(82)
Total finance lease liabilities	$1,022
Included in the balance sheet:
Current portion of lease liabilities - finance	$568
Non-current portion of lease liabilities - finance	454
Total finance lease liabilities	$1,022

8. Capital Stock

As of September 30, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, 54,935,477 shares and 33,079,209 shares, respectively, of the Company's common stock authorized were issued, including 1,202 shares and 7,948 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 9). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

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

On March 24, 2025, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program (the "ATM Program") under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the Sales Agreement. No shares of the Company's common stock have been sold under the Sales Agreement through September 30, 2025.

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

Approximately $44.3 million, $20.8 million and $14.9 million of the total gross proceeds received in the May 2025 Private Placement were allocated to the shares of common stock, warrants and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of September 30, 2025, none of the warrants and 867,302 pre-funded warrants issued had been exercised.

The Company had reserved the following number of shares of common stock for the exercise of outstanding warrants, exercise of outstanding pre-funded warrants, exercise of outstanding stock options, settlement of outstanding RSUs and PRSUs, and future issuances of stock-based awards:

	September 30, 2025	December 31, 2024
Warrants to purchase shares of common stock	13,876,838	-
Pre-funded warrants to purchase shares of common stock	6,096,254	-
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	4,476,094	3,457,918
RSUs and PRSUs subject to settlement in shares of common stock under the 2023 Plan	942,700	266,300
Shares available for issuance under the 2023 Plan	2,052,039	2,185,328
Shares available for issuance under the 2023 ESPP	733,239	505,284
Total shares of common stock reserved for future issuance	28,177,164	6,414,830

In October 2025, the Company received total estimated net proceeds of approximately $143.9 million after deducting approximately $9.9 million of underwriter commissions, placement agent fees and estimated offering expenses upon the issuance of an aggregate total of 17,968,750 shares of the Company's common stock and pre-funded warrants to purchase 1,250,015 shares of its Common stock in the October 2025 Financing Transactions (as defined below) (see Note 14).

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

On January 1, 2025, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 1,653,960 shares and 330,792 shares, respectively, to totals of 7,724,384 shares and 836,076 shares, respectively. As of September 30, 2025, 2,052,039 shares and 733,239 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. A total of 102,837 shares have been issued under the 2023 ESPP through September 30, 2025.

On November 4, 2025, the Company's board of directors adopted the Lexeo Therapeutics, Inc. 2025 Inducement Equity Incentive Plan (the "2025 Inducement Equity Plan") and, subject to the adjustment provisions of the 2025 Inducement Equity Plan, reserved 2,000,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2025 Inducement Equity Plan (see Note 14).

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 8).

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

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the nine months ended September 30, 2025:

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2024	3,457,918	$11.37	8.18	$2,851
Granted	1,450,904	5.57
Exercised	(9,000)	3.74		27
Forfeited	(409,195)	8.26
Expired	(14,533)	13.00
Outstanding as of September 30, 2025	4,476,094	$9.74	8.04	$705
Options exercisable at September 30, 2025	2,473,302	$9.79	6.93	$2,941

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and September 30, 2024 was $4.22 per share and $11.78 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and September 30, 2024 were $27,000 and $1.2 million, respectively.

The total grant date fair values of stock options vested during the three months ended September 30, 2025 and September 30, 2024 were $2.1 million and $1.3 million, respectively. The total grant date fair values of stock options vested during the nine months ended September 30, 2025 and September 30, 2024 were $9.1 million and $2.9 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis during the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.25%	4.14%
Expected term (in years)	5.79	6.02
Expected volatility	92.25%	85.78%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of September 30, 2025 there was $9.5 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 2.40 years.

RSU and PRSU activity

RSUs granted under the 2023 Plan generally vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters, subject to requisite service requirements. During the nine months ended September 30, 2025, a total of 217,500 PRSUs were granted to certain employees under the 2023 Plan that vest upon the achievement of certain performance conditions generally over an approximate 18-month period, subject to requisite service requirements. Additionally, during the nine months ended September 30, 2025, a total of 77,650 RSUs were granted to employees under the 2023 Plan that vest over a two-year period with 50% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following four quarters, subject to requisite service requirements.

The following table summarizes the RSU activity under the 2023 Plan for the nine months ended September 30, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	266,300	$15.59
Granted	664,684	5.45
Vested	(87,009)	15.54
Forfeited	(118,775)	7.58
Unvested as of September 30, 2025	725,200	$7.61

The following table summarizes the PRSU activity under the 2023 Plan for the nine months ended September 30, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	-	$-
Granted	217,500	7.25
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2025	217,500	$7.25

As of September 30, 2025 there was $4.2 million of unrecognized stock-based compensation expense related to RSUs and PRSUs estimated to be recognized over a weighted-average period of 2.92 years.

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning of the offering period or the end of each six-month purchase period. Each offering period of two years will consist of four six-month purchase periods, subject to reset on the first day of each purchase period depending on the fair market values of the Company's stock. Employees may not purchase more than 6,000 shares of the Company's common stock during any purchase period. The first purchase period within the first offering period under the 2023 ESPP commenced during the three months ended December 31, 2024 and concluded during the three months ended March 31, 2025; following reset, the first purchase period within the second offering period commenced during the three months ended March 31, 2025 and concluded during the three months ended September 30, 2025; and the second purchase period within the second offering period commenced during the three months ended September 30, 2025. As of and during the three and nine months ended September 30, 2025, stock-based compensation expense recorded, as well as the estimated fair value of unearned and unrecognized stock-based expense expected to be recorded, related to the 2023 ESPP were not material. During the nine months ended September 30, 2025, a total of 102,837 shares were issued under the 2023 ESPP at a weighted average purchase price of $2.62 per share with total proceeds of approximately $0.3 million received by the Company.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expense	$1,435	$1,817	$4,700	$4,337
General and administrative expense	1,216	1,973	4,719	4,630
Total stock-based compensation expense	$2,651	$3,790	$9,419	$8,967

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(20,283)	$(29,489)	$(79,042)	$(72,409)
Denominator:
Weighted-average common shares outstanding, basic and diluted	60,980,867	33,063,153	45,991,572	31,354,821
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.89)	$(1.72)	$(2.31)

11. Commitments and Contingencies

Leases—As of September 30, 2025, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 7).

Commitments—As of September 30, 2025, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 12). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

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

12. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich's ataxia ("FA") (as amended in February 2022, the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of September 30, 2025, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

The Adverum Agreement remains in effect until termination at the date of the last royalty term to expire. The Company can terminate the Adverum Agreement with 120 days’ written notice. The Adverum Agreement can also be terminated as a result of a patent challenge, material breach of contractual terms, or insolvency by either party.

Cornell University—On May 28, 2020, the Company entered into two exclusive license agreements with Cornell University (“Cornell”) (each, as amended, the “First Cornell License Agreement” and the “Second Cornell License Agreement,” respectively; collectively the “May 2020 Cornell License Agreements”). The First Cornell License Agreement is for the in-license of technology related to portfolios for APOE-associated Alzheimer’s disease and Anti-Tau, although the Company’s license is not restricted by such indications and it includes assignment to the Company of Cornell’s IND for the use of AAVrh10.hAPOE2 vector to treat APOE4 homozygous patients who are at risk for or have Alzheimer’s disease to support development of the Company’s LX1001 program. The Second Cornell License Agreement is for the in-license of technology related to a portfolio for FA although the Company’s license is not restricted by such indications, and it includes assignment to the Company of Cornell’s IND for the use of AAVrh.10cUhCLN2 to treat children with CLN2 Batten disease to support development of the Company’s LX1004 program. Through the May 2020 Cornell License Agreements, the Company gains access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop. Under the terms of the May 2020 Cornell License Agreements, the Company has assumed all development and commercialization activities worldwide with respect to the licensed technology.

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

On April 21, 2024, the Company entered into the Third License Agreement (as amended, the “Third Cornell License Agreement,” together with the May 2020 Cornell License Agreements, the “Cornell License Agreements”) with Cornell. Pursuant to the Third Cornell License Agreement, Cornell has granted the Company an exclusive license to practice under certain patent rights generated in animal studies conducted by Cornell on behalf of the Company and a non-exclusive license to know-how concerning a gene therapy for FA cardiomyopathy and current and future data generated in an ongoing investigator-initiated Phase 1A trial of AAVrh.10hFXN to treat FA cardiomyopathy. Both licenses are worldwide and cover products with human and non-human prophylactic and therapeutic uses. Cornell has also granted the Company a right of reference to Cornell’s Investigation New Drug application for a gene therapy for FA cardiomyopathy.

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

During the three months ended September 30, 2025 and September 30, 2024, the Company did not incur or pay any expenses in connection with the Cornell License Agreements. During the nine months ended September 30, 2025, the Company incurred and paid $0.1 million in connection with the Cornell License Agreements. During the nine months ended September 30, 2024, the Company incurred and paid $0.7 million in connection with the Cornell License Agreements.

Stelios Therapeutics, Inc.—Stelios Therapeutics, Inc. (“Stelios”) was an early-stage company developing novel adeno-associated AAV-based gene therapies for rare cardiac conditions including arrhythmogenic cardiomyopathy and TNNI3-associated hypertrophic cardiomyopathy. On July 16, 2021, the Company acquired 100% of the outstanding stock of Stelios that was accounted for as an asset acquisition pursuant to FASB ASC 805, Business Combinations. The Company is required to pay up to a remaining aggregate of $12.5 million to the selling shareholders of Stelios upon the achievement of certain development milestones, excluding a $6.0 million development milestone that was achieved in the third quarter of 2024 and paid in the fourth quarter of 2024. Dr. Eric Adler, the Company's Chief Medical Officer and Head of Research, was a co-founder of Stelios and a selling shareholder. Of the $6.0 million development milestone payment, Dr. Adler received approximately $1.3 million. Stelios was merged into the Company on December 15, 2022 and ceased to exist.

Regents of the University of California, San Diego—Stelios entered into exclusive worldwide license agreements on April 23, 2020, and August 6, 2020 (each, as amended, the “First UCSD Agreement” and the “Second UCSD Agreement,” respectively) with the Regents of UCSD to in-license materials and intellectual property related to gene therapies for arrhythmogenic right ventricular cardiomyopathy and hypertrophic cardiomyopathy, respectively. The First UCSD Agreement and the Second UCSD Agreement relate to the Company’s development efforts for its LX2021 and LX2022 programs, respectively. In connection with the First UCSD Agreement and the Second UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technologies. The First UCSD Agreement and Second UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million and $2.4 million, respectively, and low- to mid-single digit royalties and low-single digit royalties, respectively, based on aggregate net sales. The only research and development expenses incurred by Stelios or the Company and payments made to the Regents of UCSD through September 30, 2025 under the terms of the First UCSD Agreement and the Second UCSD Agreement were the one-time up-front non-refundable cash fees of $20,000 for each agreement. The Company has the right to terminate the First UCSD Agreement and the Second UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

On October 4, 2021, the Company entered into an exclusive worldwide license agreement (as amended, the “Third UCSD Agreement” and collectively with the First UCSD Agreement and the Second UCSD Agreement, the “UCSD Agreements”) with the Regents of UCSD to in-license materials and intellectual property related to LX2020, a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The Third UCSD Agreement relates to the Company’s development efforts for its LX2020 program. In connection with the Third UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The Third UCSD Agreement required the Company to pay a one-time up-front non-refundable cash fee of $20,000 and requires the Company to pay aggregate development and commercialization milestones of up to $4.0 million, and low- to mid-single digit royalties based on aggregate net sales. Research and development expenses incurred by the Company and payments made to the Regents of UCSD under the terms of the Third UCSD Agreement include the one-time up-front non-refundable cash fee of $20,000 as well as a $0.1 million development milestone that was achieved during the third quarter of 2024. The Company has the right to terminate the Third UCSD Agreement at any time upon sixty (60)-days’ written notice to the Regents of UCSD.

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

During the three months ended September 30, 2025, the Company incurred and paid $0 to the Regents of UCSD in connection with the UCSD SRAs. During the nine months ended September 30, 2025, the Company incurred and paid $0.1 million to the Regents of UCSD in connection with the UCSD SRAs. During the three months ended September 30, 2024, the Company incurred and paid totals of $0.2 million and $0.6 million, respectively, to the Regents of UCSD in connection with the UCSD SRAs. During the nine months ended September 30, 2024, the Company incurred and paid totals of $1.0 million and $1.6 million, respectively, to the Regents of UCSD in connection with the UCSD SRAs. The Company has incurred and paid cumulative totals of $5.2 million and $4.9 million, respectively, to the Regents of UCSD as of September 30, 2025, in connection with the UCSD SRAs.

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

The following table contains additional information on the Company's net loss, including significant segment expenses, for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense
LX2006	$5,135	$2,355	$12,072	$9,476
LX2020	3,137	11,367	12,058	20,054
LX1001	108	1,033	735	1,870
Other programs	737	1,086	1,457	3,015
Employee compensation expenses	4,810	5,924	16,533	16,684
Lab-related costs and supplies	449	422	1,128	1,054
All other research and development expense	1,319	1,236	3,604	3,572
General and administrative expense
Employee compensation expenses	3,083	3,782	10,875	9,470
All other general and administrative expense	2,870	4,338	27,679	13,190
Other income	(1,365)	(2,054)	(7,099)	(5,975)
Net loss	$(20,283)	$(29,489)	$(79,042)	$(72,409)

14. Subsequent Events

Subsequent events have been evaluated through the date that these unaudited condensed financial statements were issued and were available to be issued.

On October 16, 2025, the Company entered into an underwriting agreement to issue and sell an aggregate of 15,625,000 shares of its common stock at a price of $8.00 per share, less underwriting discounts and commissions, in a public offering that closed on October 20, 2025 (the "October 2025 Public Offering"). In addition, the Company granted the underwriters of the October 2025 Public Offering a 30-day option to purchase up to an additional 2,343,750 shares of the Company's common stock a price of $8.00 per share, less underwriting discounts and commissions (the "30-day Underwriter Option"), which was exercised in full. The gross and estimated net proceeds received from the October 2025 Public Offering including the full exercise of the 30-day Underwriter Option were approximately $143.8 million and $134.6 million, respectively, after deducting approximately $9.2 million of underwriter commissions and other estimated offering costs.

On October 16, 2025, the Company entered into a securities purchase agreement to sell and issue pre-funded warrants to purchase 1,250,015 shares of the Company's common stock at a purchase price of $7.9999 per pre-funded warrant, in a private placement that closed on October 20, 2025 (the "October 2025 Private Placement", and together with the October 2025 Public Offering and the 30-day Underwriter Option, the "October 2025 Financing Transactions"). The gross and estimated net proceeds received from the October 2025 Private Placement were approximately $10.0 million and $9.3 million, respectively, after deducting approximately $0.7 million of placement agent fees and other estimated offering costs. The pre-funded warrants issued in the October 2025 Private Placement do not expire and are immediately exercisable at an exercise price of $0.0001 per pre-funded warrant share, except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock (the "October 2025 Private Placement Maximum Percentage"). The October 2025 Private Placement Maximum Percentage can be changed at the holder's election to any other percentage not in excess of 19.99%, and any increase in the October 2025 Private Placement Maximum Percentage will not be effective until the 61st day after the holder provides notice to the Company of the desired increase.

On November 4, 2025, the Company's board of directors adopted the 2025 Inducement Equity Plan and, subject to the adjustment provisions of the 2025 Inducement Equity Plan, reserved 2,000,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2025 Inducement Equity Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward Looking Statements.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Lexeo Therapeutics, Inc.

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

Recent developments

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial, and in a Cornell investigator-initiated trial. In October 2025, we announced progress in regulatory interactions with the FDA on LX2006. In response to questions from us regarding the possibility of a faster path to a Biologics License Application, or BLA, the FDA has indicated openness to a BLA submission for accelerated approval that includes clinical data from our ongoing Phase 1/2 studies of LX2006 pooled with new clinical data to be generated in the planned pivotal study. To enable pooling of these data to support licensure, we will submit enhanced manufacturing comparability data and meet an additional nonclinical requirement, given our intention to leverage our optimized, high-yield Sf9-baculovirus manufacturing platform for future clinical and commercial drug supply, compared to the adherent HEK293 process used for our Phase 1/2 clinical supply. In October 2025, we shared Chemistry, Manufacturing and Controls, or CMC, data for LX2006, which were submitted to the FDA to support analytical comparability between the HEK293 manufacturing process and the Sf9-baculovirus manufacturing platform. These data demonstrate similar frataxin expression in vitro between the two processes as measured by a quantitative relative potency assay in cardiomyocytes. In November 2025, the FDA approved this analytical comparability report establishing comparability between LX2006 HEK293 and Sf9 manufacturing processes, endorsing use of the optimized, Sf9 final commercial manufacturing process for LX2006 in the planned pivotal study and clearing compatibility requirements to begin dosing patients.

Along with the regulatory announcement, we provided an interim clinical update on LX2006, which included baseline characteristics and safety data from the 17 treated participants across the two studies, and clinical efficacy data from the 16 participants who had reached at least six months of follow up as of that time. These data showed sustained or deepening improvements in the majority of participants across both cardiac and neurologic measures of FA, exceeding the thresholds previously agreed with FDA for co-primary endpoints LVMI and frataxin expression. We shared that the FDA had previously agreed to evaluate the co-primary endpoint of LVMI at a time point earlier than 12 months. LX2006 has been generally well-tolerated across both trials to date, with no clinically significant complement activation. We continue to engage with the FDA on the planned pivotal study protocol and comparability. In discussions to date, there have been no changes to the previously disclosed alignment with the FDA on key parameters related to the LX2006 planned pivotal study.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of ACM caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. We have completed enrollment and dosing in this trial, with ten participants dosed: three in the low dose cohort 1 (2×1013 vg/kg), three in the high dose cohort 2 (6×1013 vg/kg), and four in the dose-expansion high dose cohort 3 (6×1013 vg/kg). Across all participants dosed, LX2020 has been generally well-tolerated, with no clinically significant complement activation to date. In October 2025, we reported that one Grade 3 serious adverse event, which was assessed as possibly treatment related, of sustained ventricular tachycardia, or SVT, had been observed three months after dosing in a single participant in the high dose cohort of the HEROIC-PKP2 Phase 1/2 clinical trial. The participant was successfully treated with anti-arrhythmic medication and was discharged with no additional intervention required. This patient had a documented history of prior VTs and had an implantable cardioverter defibrillator in place.

For the three participants in low dose cohort 1 (n=2 at 12 months; n=1 at 9 months), multiple cardiac parameters were assessed at latest visit relative to baseline:

•
Arrythmia burden: Premature ventricular contractions were reduced in one of three participants and non-sustained ventricular tachycardia was reduced or stable in two of three participants.
•
Electrical activity: QRS duration was normalized or stable in two of three participants and T-wave inversions were reduced in two of three participants.

•
Cardiac function: Left ventricular ejection fraction and right ventricular ejection fraction were stable in three of three participants.

We anticipate sharing additional safety and clinical efficacy data in January 2026 at the J.P. Morgan Healthcare Conference once most participants in the high dose cohorts reach at least six months of follow up. This data update is expected to include data from such high dose cohort patients and three low dose participants with at least 12 months of follow up, as well as five cardiac biopsies from the high dose cohorts analyzed at baseline and three months after dosing.

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

Public offering

On October 20, 2025, the Company completed the October 2025 Public Offering of 17,968,750 shares of its common stock at a price of $8.00 per share, for proceeds to the Company of $134.6 million, net of transaction costs, including the full exercise of the underwriters’ over-allotment option.

Private placement

On October 20, 2025, the Company completed the October 2025 Private Placement, in which the Company sold pre-funded warrants to purchase 1,250,015 shares of the Company's common stock at a purchase price of $7.9999 per pre-funded warrant. The proceeds to the Company were $9.3 million, net of transaction costs. The pre-funded warrants issued in the October 2025 Private Placement do not expire and are immediately exercisable at an exercise price of $0.0001 per pre-funded warrant share.

Current and future capital requirements

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock, including from our October 2025 Financing Transactions, May 2025 Private Placement, March 2024 Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of September 30, 2025, we had $122.8 million of cash, cash equivalents, and investments in U.S. Treasury securities. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the nine months ended September 30, 2025 and the year ended December 31, 2024 were $79.0 million and $98.3 million, respectively, and our accumulated deficit was $359.2 million at September 30, 2025. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

We expect that in the near to medium term future our general and administrative expenses will (i) at least approximate those incurred during the three months ended September 30, 2025 on a quarterly basis, and (ii) decrease relative to those incurred during the nine months ended September 30, 2025 on an annualized basis, primarily due to lower anticipated third-party legal fees and related costs, while supporting the continued research and development of our programs and the growth of our business.

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

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2025, December 31, 2024 and September 30, 2024. As of September 30, 2025, December 31, 2024 and September 30, 2024, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	$15,695	$23,423	$(7,728)
General and administrative	5,953	8,120	(2,167)
Total operating expenses	21,648	31,543	(9,895)
Operating loss	(21,648)	(31,543)	9,895
Other income and expense
Other income (expense), net	(9)	(3)	(6)
Interest expense	(22)	(35)	13
Interest income	1,456	2,092	(636)
Amortization of premium on investments in U.S. Treasury securities	(60)	-	(60)
Total other income and expense	1,365	2,054	(689)
Loss from operations before income taxes	(20,283)	(29,489)	9,206
Income taxes	-	-	-
Net Loss	$(20,283)	$(29,489)	$9,206

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Direct external research and development expenses by program:
LX2006	$5,135	$2,355	$2,780
LX2020	3,137	11,367	(8,230)
LX1001	108	1,033	(925)
Other programs	737	1,086	(349)
Total direct external research and development expenses by program	9,117	15,841	(6,724)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	4,810	5,924	(1,114)
Lab-related costs and supplies	449	422	27
Professional fees	423	434	(11)
Other unallocated costs, including facilities	896	802	94
Total unallocated research and development expenses:	6,578	7,582	(1,004)
Total research and development expenses	$15,695	$23,423	$(7,728)

The net decrease of $7.7 million in total research and development expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to decreases in (i) milestone expenses of $6.1 million, consisting primarily of a $6.0 million development milestone for our LX2020 program that was achieved during the third quarter of 2024 and subsequently paid to the selling shareholders of Stelios, (ii) employee compensation and stock-based compensation expenses of $1.1 million due to decreased headcount associated with a limited reduction-in-force undertaken in April 2025, and (iii) CMC expenses of $0.9 million. These decreases were partially offset by an increase in clinical trial expenses of $0.5 million.

General and administrative expenses

The net decrease of $2.2 million in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a decrease in third-party legal fees and associated costs of $1.6 million, as well as a decrease in stock-based compensation expense of $0.8 million. These decreases were partially offset by increases in capital and franchise tax expenses of $0.2 million.

Interest income

We recognized interest income of $1.5 million and $2.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively, primarily related to interest earned on our investments in U.S. government money market funds and our investments in U.S Treasury securities, with the decrease primarily due lower average invested balances, as well as lower interest rates.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	$47,587	$55,725	$(8,138)
General and administrative	38,554	22,659	15,895
Total operating expenses	86,141	78,384	7,757
Operating loss	(86,141)	(78,384)	(7,757)
Other income and expense
Gain on long-term investment	3,390	-	3,390
Other income (expense), net	(27)	(9)	(18)
Interest expense	(75)	(107)	32
Interest income	3,917	6,091	(2,174)
Amortization of premium on investments in U.S. Treasury securities	(106)	-	(106)
Total other income and expense	7,099	5,975	1,124
Loss from operations before income taxes	(79,042)	(72,409)	(6,633)
Income taxes	-	-	-
Net Loss	$(79,042)	$(72,409)	$(6,633)

Research and development expenses

The following table summarizes our research and development expenses incurred for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Direct external research and development expenses by program:
LX2006	$12,072	$9,476	$2,596
LX2020	12,058	20,054	(7,996)
LX1001	735	1,870	(1,135)
Other programs	1,457	3,015	(1,558)
Total direct external research and development expenses by program	26,322	34,415	(8,093)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	16,533	16,684	(151)
Lab-related costs and supplies	1,128	1,054	74
Professional fees	1,291	1,445	(154)
Other unallocated costs, including facilities	2,313	2,127	186
Total unallocated research and development expenses:	21,265	21,310	(45)
Total research and development expenses	$47,587	$55,725	$(8,138)

The net decrease of $8.1 million in total research and development expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to decreases in (i) milestone expenses of $6.1 million, consisting primarily of a $6.0 million development milestone for our LX2020 program that was achieved during the third quarter of 2024 and subsequently paid to the selling shareholders of Stelios, (ii) CMC expenses of $2.4 million, (iii) non-clinical, quality, and regulatory expenses of $0.8 million, (iv) license fees of $0.6 million related to the Third Cornell License Agreement that were incurred in 2024, and (v) clinical trial costs of $0.4 million excluding an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024. These decreases were partially offset by an adjustment reducing estimated accrued clinical trial expenses by $2.2 million for our LX1001 program recorded in the second quarter of 2024.

General and administrative expenses

The net increase of $15.9 million in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in third-party legal fees and associated costs of $14.6 million, as well as an increase in employee compensation costs of $1.4 million primarily due to increased headcount.

Gain on long-term investment

We recorded non-operating income of approximately $3.4 million during the nine months ended September 30, 2025 related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Interest income

We recognized interest income of $3.9 million and $6.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily related to interest earned on our investments in U.S. government money market funds and our investments in U.S Treasury securities, with the decrease primarily due to lower average invested balances, as well as lower interest rates.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through September 30, 2025, we funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock, including from our October 2025 Financing Transactions, May 2025 Private Placement, March 2024 Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, with estimated net proceeds since our inception totaling $594.9 million. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents, and investments in U.S. Treasury Securities of $122.8 million and $128.5 million, respectively.

On March 24, 2025 we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3, dated December 13, 2024, which registers the offering, issuance, and sale of up to $75.0 million of common stock pursuant to our ATM Program. As of September 30, 2025, we have not sold any shares of common stock pursuant to the ATM Program. In October 2025, we raised $153.8 million in equity capital from the October Financing Transactions, receiving net proceeds of $143.9 million after transaction costs.

We believe that our cash, cash equivalents, and investments in U.S. Treasury securities balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in “Item 1A Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(78,482)	$(52,825)
Net cash provided by (used in) investing activities	11,437	(494)
Net cash provided by financing activities	73,023	88,873
Net increase in cash	$5,978	$35,554

Operating activities

During the nine months ended September 30, 2025, net cash used in operating activities consisted primarily of our net loss of $79.0 million, which included an unrealized gain of $3.4 million recorded to other non-operating income upon receipt of our long-term investment in convertible preferred stock, in addition to $7.1 million of net cash used in changes in operating assets and liabilities, which were partially offset by $9.4 million of stock-based compensation expense and $1.3 million of depreciation expense and amortization of operating and finance right-of-use assets.

During the nine months ended September 30, 2024, net cash used in operating activities consisted primarily of our net loss of $72.4 million, which was partially offset by $9.1 million of net cash provided by changes in operating assets and liabilities, $9.0 million of stock-based compensation expense, and $1.5 million of depreciation expense and amortization of operating and finance right-of-use assets.

Investing activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $11.4 million and consisted primarily of proceeds received upon maturities of investments in U.S. Treasury securities of $67.2 million, which was partially offset by purchases of investments in U.S. Treasury securities of $55.4 million and purchases of lab equipment of $0.4 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $0.5 million and consisted primarily of purchases of lab equipment.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities consisted primarily of the net proceeds received from the May 2025 Private Placement offering of $73.1 million, as well as proceeds received from common stock issuances under the 2023 ESPP of $0.3 million, which were partially offset by $0.4 million of principal payments made on equipment finance leases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
changes in the FDA and other government agencies, regulatory actions and other actions under the current administration could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business; and
•
we may become subject to claims that we and our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks related to our financial position and capital needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the nine months ended September 30, 2025 and the fiscal year ended December 31, 2024, we incurred net losses of $79.0 million and $98.3 million, respectively, and we had an accumulated deficit of $359.2 million as of September 30, 2025. We have primarily financed our operations with net proceeds from the October 2025 Financing Transactions, May 2025 Private Placement, the March 2024 Private Placement, net proceeds raised in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as sales of our convertible equity securities and the August 2023 convertible Simple Agreement for Future Equity note. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur additional legal, accounting and other expenses while operating as a public company.

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

As of September 30, 2025, we had cash, cash equivalents, and investments in U.S. Treasury securities of $122.8 million. We believe that our cash, cash equivalents and investments in U.S. Treasury securities balances will be sufficient to fund our operating expenses and capital requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Further, under the current administration, agency reorganization, government shutdown, lapse in government appropriation, voluntary departures at the FDA, and layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approval than us, our competitive position may be harmed. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if received for any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by the current government shutdown, policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

We have obtained from the FDA Orphan Drug designation for LX2006 for the treatment of FA and for LX2020 for the treatment of PKP2-ACM. LX2006 and LX2020 have also received Orphan Medicinal Product designation from the European Commission. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have received Fast Track designation for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. We have also received Breakthrough Therapy designation for LX2006 for the treatment of FA cardiomyopathy as well as RMAT designation for LX2006 for the treatment of FA cardiomyopathy. LX2006 has also been selected by the FDA to participate in its Chemistry, Manufacturing, and Controls Development and Readiness Pilot, or CDRP, program, which is intended to facilitate expedited CMC development of investigational therapies with expedited clinical development timeframes via an increased level of communication with the FDA on CMC development. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation, or participation in the CDRP program, does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation, or remove a product candidate from the CDRP program, if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, alone, does not guarantee qualification for the FDA’s priority review procedures.

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

Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a priority review voucher, or PRV, for an approved rare pediatric disease product application if the sponsor has Rare Pediatric Disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare PRVs. However, it is possible the authority for FDA to award rare pediatric disease PRVs will be further extended by Congress. As such, if we do not obtain approval of a marketing application for LX2006 in patients with FA on or before September 30, 2026, and if the PRV program is not extended by Congressional action, we may not receive a PRV. Congress did not reauthorize the rare pediatric disease priority review program at the end of 2024, and it is unclear whether the Congress under the current administration will extend the program.

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

We rely on third-party manufacturers to manufacture our product candidates for preclinical studies and clinical trials. The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure by us or our CMOs to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our product candidate materials for clinical trials or enforcement action from the FDA, EMA or foreign regulatory authorities. If we or our manufacturers fail to comply with the requirements of the FDA, EMA or other regulatory authority, sanctions could be imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

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

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first two agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and achieve and sustain profitability. In addition, the One Big Beautiful Bill Act, or OBBBA, which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects.

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

Changes in federal funding, layoffs, government shutdown, staff departures, lapse in government appropriations, and other policies and executive order impacting the normal operations of the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, any of which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the current government shutdown, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA, which may have a material impact on the industry and our clinical development plans.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Additionally, changes in the FDA leadership, regulatory actions and other actions under the current administration, may result in delays in regulatory approval. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs or if a significant number of federal employees are laid off or leave federal agencies, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our product candidates, delay our clinical development timelines, and increase the costs of clinical development process.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, Eric Adler, M.D., our Chief Medical Officer and Head of Research, Jose Manuel Otero, our Chief Technical Officer, Louis Tamayo, our Chief Financial Officer, Jenny R. Robertson, our Chief Legal Officer, Sandi See Tai, M.D., our Chief Development Officer, as well as on the scientific expertise of our founder, Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Each of our executive officers may currently terminate their employment with us at any time and we do not have an employment contract with Dr. Crystal. We do not maintain “key person” insurance for any of our executives or employees.

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

As of September 30, 2025, we had 61 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended September 30, 2025.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Adoption of Inducement Plan

On November 4, 2025, our board of directors adopted the Lexeo Therapeutics, Inc. 2025 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 2,000,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other awards, and its terms are substantially similar to our 2023 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “Corporate Transaction” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception.

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

A copy of the Inducement Plan and related form agreements under the Inducement Plan are attached as Exhibit 10.5 hereto and incorporated by reference herein. The above description of the Inducement Plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

4.1	Form of Pre-Funded Warrant	8-K	001-41855	4.1	October 17, 2025

10.1	Form of Securities Purchase Agreement dated, October 16, 2025, by and among the Company and the Purchaser	8-K	001-41855	10.1	October 17, 2025

10.2	Form of Registration Rights Agreement dated, October 16, 2025, by and among the Company and the Purchaser	8-K	001-41855	10.2	October 17, 2025

10.3*+	Employment Agreement, as amended on September 14, 2025, by and between the Company and R. Nolan Townsend

10.4*+	Employment Agreement, as amended on September 14, 2025, by and between the Company and Jose Manuel Otero

10.5*+	2025 Inducement Equity Incentive Plan and related form agreements

10.6*+	Employment Agreement, as amended on September 14, 2025, by and between the Company and Louis Tamayo

10.7*+	Transition and Separation Agreement, by and between the Company and Kyle Rasbach, effective August 13, 2025

10.8*†	Amendment No. 4, effective March 5, 2025, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, LLC and Cornell University

10.9*†	Amendment No. 3, effective April 1, 2024, to the Second License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, LLC and Cornell University

10.10*†	Amendment No. 1, effective August 8, 2024 to the License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and the Regents of the University of California

10.11*†	Amendment No. 2, effective May 28, 2025 to the License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and the Regents of the University of California

10.12*†	Amendment No. 1, effective June 4, 2025, to the License Agreement, dated August 6, 2020, by and between Stelios Therapeutics, Inc. and the Regents of the University of California

10.13*†

Amendment No. 1, effective May 30, 2025, to the License Agreement, dated April 23, 2020, by and between Stelios Therapeutics, Inc. (as successor-in-interest to ARVC Therapeutics, Inc.) and the Regents of the University of California

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

LEXEO THERAPEUTICS, INC.

November 5, 2025	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer)

November 5, 2025	By:	/s/ Louis Tamayo
Louis Tamayo
Chief Financial Officer (Principal Financial and Accounting Officer)