Form 10-K
period 2025-12-31
Lexeo Therapeutics, Inc.
filed 2026-03-30
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $216.5 million.

The number of shares of Registrant’s common stock outstanding as of March 27, 2026 was 74,087,063.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. Forward-looking statements contained in this Annual Report include, without limitation, statements about:

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

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial and in a Cornell investigator-initiated trial. In October 2025, we reported positive interim clinical data demonstrating an encouraging safety profile and evidence of meaningful cardiac and functional benefit. Further, interim clinical data presented in a late-breaker presentation at the American College of Cardiology (ACC) Annual Meeting in March 2026 continue to show sustained or deepening improvements across both cardiac and neurologic measures of FA. In February 2026, we submitted the final registrational trial design and statistical analysis plan for the SUNRISE-FA 2 study to the U.S. Food and Drug Administration (FDA) following a Type B meeting. We expect to receive final feedback from the FDA in the second quarter of 2026 and plan to initiate a registrational study in the first half of 2026.

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial. In January 2026, we announced positive interim data from the HEROIC Phase 1/2 clinical trial. Across dose cohorts, LX2020 was generally well tolerated and led to robust transduction, increased PKP2 protein expression, and clinically meaningful improvement or stabilization in measures of arrhythmia burden in the majority of participants. We plan to share additional safety and clinical efficacy data for LX2020 in the fourth quarter of 2026, once all participants in the high dose cohorts reach at least twelve months of follow up.

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

We are developing a number of disease-modifying gene therapy candidates to treat larger-rare cardiovascular diseases that have high unmet need and no approved treatments that address the underlying genetic cause of the disease. These programs include:

•
LX2006 is an AAVrh10-based gene therapy candidate designed to intravenously deliver a functional frataxin, or FXN, gene for the treatment of FA cardiomyopathy, which is the most common cause of mortality in patients with FA and affects approximately 5,000 patients in the United States. LX2006 is designed to promote the expression of the protein frataxin to restore normal mitochondrial function and energy production in myocardial cells. LX2006 has received Rare Pediatric Disease, Orphan Drug, Fast Track, Regenerative Medicine Advanced Therapy (RMAT), and Breakthrough Therapy designations from the FDA, and Orphan Medicinal Product designation from the European Commission. LX2006 has also been selected by the FDA to participate in its Chemistry, Manufacturing, and Controls (CMC) Development and Readiness Pilot (CDRP) program, which is intended to facilitate expedited CMC development of investigational therapies with expedited clinical development timeframes via an increased level of communication with the FDA on CMC development.
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
•
LX2021 is a gene therapy candidate we are developing to intravenously deliver the coding sequence for the functional connexin 43, or Cx43, protein for a group of inherited cardiac muscle disorders associated with a high risk of sudden death, including ACM and certain forms of dilated cardiomyopathy. We believe restoring the Cx43 protein can potentially treat multiple genetic causes of ACM because the cardiac loss of Cx43 is a molecular deficit generally observed in all ACM patient populations. Our LX2021 program is initially targeting Desmoplakin, or DSP, cardiomyopathy, a distinct form of ACM as well as a certain form of dilated cardiomyopathy, with a prevalence that may be as high as 4% of all inherited dilated cardiomyopathies and 4% of all ACMs, impacting approximately 30,000 to 35,000 patients in the United States.

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

In May 2025, we presented new data at the 28th American Society of Gene & Cell Therapy (ASGCT) Annual Meeting on AAV manufacturing optimization via our Sf9-baculovirus process. Data presentations reviewed the high purity and potency of our yields with improved scalability of production and reduced cost.

In October 2025, we shared CMC data for LX2006, which were submitted to the FDA to support analytical comparability between the HEK293 manufacturing process and the Sf9-baculovirus manufacturing platform. These data demonstrate similar frataxin expression in vitro between the two processes as measured by a quantitative relative potency assay in cardiomyocytes. In November 2025, the FDA approved this analytical comparability report establishing comparability between LX2006 HEK293 and Sf9 manufacturing processes, endorsing use of the optimized, Sf9 final commercial manufacturing process for LX2006 in the planned pivotal study and clearing comparability requirements to begin dosing patients.

In March 2026, we conducted an initial CMC Development and Readiness Program meeting with the FDA for LX2006, during which the agency reiterated its support for a flexible validation approach including potential for reduced process performance qualification runs and concurrent process validation. We are proceeding with validation and commercial manufacturing readiness activities to support the Biologic License Application (BLA) submission for LX2006.

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

Our approach: LX2006

We are developing LX2006 as an AAVrh10-based gene therapy delivered intravenously for the treatment of FA cardiomyopathy. LX2006 is designed to deliver the FXN gene under the transcriptional control of the CAG promoter, a strong synthetic promoter frequently used in viral vectors. LX2006 utilizes AAVrh10 based on its favorable cardiac affinity and vector distribution profile observed in preclinical studies, as compared to AAV9. LX2006 is designed to transfer the FXN gene to myocardial cells and increase frataxin levels in the mitochondria. The increase in frataxin levels in the mitochondria is intended to restore mitochondrial function and energy production in cardiac myocytes.

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

Cardiac biopsy results from SUNRISE-FA trial

In April 2025, we provided an interim clinical update, which included frataxin protein expression from eight participants in SUNRISE-FA that had undergone cardiac biopsies. These data demonstrated increase in frataxin protein expression versus baseline at three months in all participants as measured by liquid chromatography-mass spectrometry, or LCMS. Dose-dependent increases were observed across cohorts on average, with 115% mean increase in the high-dose cohort 3 (n=4). To our knowledge, SUNRISE-FA is the first clinical trial to evaluate frataxin levels in the target organ of FA cardiomyopathy patients.

Increased frataxin expression across all participants evaluated at 3-months post treatment

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

Cardiac biomarker data from ongoing clinical trials of LX2006

In October 2025, we provided an interim clinical update, which included baseline characteristics and safety data from the 17 treated participants across the two studies, and clinical efficacy data from the 16 participants who had reached at least six months follow-up as of that time. These data showed sustained or deepening improvements in the majority of participants across both cardiac and neurologic measures of FA.

Improvements in LVMI among participants with abnormal baseline LVMI (n=6). Five of six participants achieved >10% by 12-month visit or sooner and six of six participants achieved LVMI measurements within the normal range as of latest visit. A 18% mean improvement in LVMI was observed at 6-month visit and a 23% mean improvement in LVMI was observed at 12-month visit, exceeding 10% FDA-aligned threshold for pivotal study. In the mid- and high-dose cohorts (n=3), a 28% mean improvement in LVMI was observed at 6-month visit and a 33% mean improvement in LVMI was observed at 12-month visit, suggesting dose-dependent improvement. Among participants with normal baseline LVMI (n=10), the majority demonstrated LVMI improvement or stabilization over time.

Participants with abnormal LVMI at baseline, LVMI % change

Change in LVMI (%) for Participants with Abnormal LVMI at Baseline
LVMI % Change
(5%)
(15%)
(25%)
(35%)
(45%)
(55%)
(65%)
BL
6 Mo
9 Mo
12 Mo
15 Mo
18 Mo
21 Mo
24 Mo
86→81
85→74
109→95
81→66
100→64
110→54
Pivotal Endpoint
Cohort 1 (n=3)
Cohort 2 (n=2)
Cohort 3 (n=1)
Note: Participant had less elevated LVMI baseline

Note: Participant 11 6-month visit not conducted due to hurricane; 3-month visit shown.
9-month visits not conducted in Weill Cornell trial.

Improvements in secondary cardiac biomarkers. Fourteen of sixteen participants achieved >25% reduction in high-sensitivity troponin I from baseline at latest visit. Fourteen of sixteen participants achieved reduction or stabilization in LWT from baseline at latest visit.

All participants, improvements in LWT and high-sensitivity troponin I

Improvements in mFARS as demonstrated by a 2.0-point mean improvement from baseline at latest visit across all participants. Eleven of sixteen participants achieved reduction or stabilization in mFARS from baseline at latest visit.

All participants, functional improvement over time using mFARS

Change in mFARS: All Participants (n=16)
BL
6 Mo
12 Mo
18 Mo
24 Mo
5
4
3
2
1
0
-1
-2
-3
-4
-5
Mean Change from Baseline
FA-COMS Natural History(2)
(16-40yrs Cohort)
n=16
n=16(1)
n=13
n=8
n=4
LX2006
(18-35yrs)

Note: Natural history for illustrative purposes only. Differences exist between trial designs and participant characteristics, and caution should be exercised when comparing data across unrelated studies.

(1) Participant 11 6-month visit not conducted due to hurricane; 3-month visit used for mean calculations.

(2) Patel, M. et al. *Ann Clin Transl Neurol,* 2016. 3: 684-694. Progression of Friedreich ataxia: quantitative characterization over 5 years. https://doi.org/10.1002/acn3.332

In March 2026, we shared updated interim clinical data for LX2006 at the ACC Annual Meeting. Phase 1/2 interim clinical data presented at the ACC Annual Meeting continue to show sustained or deepening improvements across both cardiac and neurologic measures of FA, including statistically significant improvement in mean mFARS scores for LX2006-treated participants compared to a propensity-matched control cohort from the UNIFAI natural history study.

Safety profile of LX2006 from ongoing clinical trials of LX2006

Treatment with LX2006 has been generally well tolerated with no Grade 3 treatment-related SAEs to date, no clinically significant complement activation, minimal, transient liver function test (LFT) elevations, and no signs of frataxin over-expression observed in cardiac tissue. One previously disclosed, possibly treatment-related Grade 2 event of asymptomatic myocarditis observed one year after dosing. No participants discontinued from either study.

Regulatory Updates

In July 2025, we announced Breakthrough Therapy designation based on interim clinical data from Phase 1/2 trials showing clinically meaningful improvements in cardiac biomarkers and functional measures. We also announced that LX2006 was selected for FDA Chemistry, Manufacturing, and Controls Development and Readiness Pilot (CDRP) program, created to facilitate CMC registrational readiness and support faster patient access.

In October 2025, in response to our questions regarding the possibility of a faster path to a Biologics License Application, or BLA, the FDA indicated openness to a BLA submission for accelerated approval that includes clinical data from the ongoing Phase 1/2 studies of LX2006 pooled with new clinical data to be generated in the planned pivotal study. The FDA also previously agreed to evaluate the co-primary endpoint of LVMI at a time point earlier than 12 months. Collectively, we believe this regulatory feedback has the potential to reduce the size and length of the planned pivotal study, possibly accelerating the overall timeline to BLA submission.

In February 2026, we submitted the final registrational trial design and statistical analysis plan for the SUNRISE‑FA 2 study to the FDA following a Type B meeting. The proposed open-label study is generally consistent with previously communicated guidance on key design elements, such as study size, duration, patient population, and the LVMI primary endpoint, and incorporates FDA feedback on minimizing bias, including physician selection bias of study participants. We expect to receive final feedback from the FDA in the second quarter of 2026 and plan to provide a more detailed update at that time. Initiation of the SUNRISE-FA 2 study is expected in the first half of 2026.

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

Cardiac biopsy results from HEROIC-PKP2 trial

In January 2026, we provided an interim clinical update, which included PKP2 protein expression from participants in HEROIC-PKP2 with post-treatment cardiac biopsies (n=7). The data demonstrated dose-dependent transduction and protein expression, with mean increase in PKP2 protein of 93% in low-dose (n=2) and 162% in high dose (n=5) by western blot, assessed at 3 months post dosing.

Increases in PKP2 protein expression

Additionally, dose-dependent increases were observed in mean vector copy number and exogenous mRNA in all participants.

LX2020 transduction and transcription observed in all participants

Additionally, in two participants at the high dose, immunofluorescence demonstrates appropriate co-localization of PKP2 in desmosome. Following LX2020 administration, PKP2 protein colocalizes with Cx43, a gap junction protein, and Ncad, a desmosomal adhesion protein, within cardiac intercalated discs.

Immunofluorescence demonstrates appropriate co-localization of PKP2 in desmosome

Participant 4
Participant 5
Pre-Dose
Post-Dose
100 µm
Merged
Plakophilin–2 (PKP2)
Connexin 43 (Cx43)
N-cadherin (Ncad)
Merged

Cardiac biomarker data from HEROIC-PKP2

In January 2026, we provided an interim clinical data update, which included baseline characteristics and safety data from the ten participants dosed, including three participants in cohort 1 at the low dose and seven participants in cohorts 2 and 3 at the high dose. Clinical efficacy data were inclusive of those participants with at least 6 months of follow-up (n=8).

Arrhythmia burden stabilized or improved in majority of participants with dose-dependent response in NSVT and PVCs. NSVT reduced or stabilized in the majority of participants, with a 22% mean improvement in high-dose cohorts at latest visit (n=5). PVCs reduced or stabilized in the majority of participants, with a 14% mean improvement in high-dose cohorts at latest visit.

Reductions in arrhythmia burden over time

Additionally, four of five participants in high-dose cohorts report improvement relative to baseline on the Patient Global Impression of Change, or PGIC, scale, a patient-reported outcome measure. Participants stable across other clinical measures including QRS duration, T-wave inversion, RVEF and New York Heart Association, or NYHA, Class.

Safety profile of LX2020 from HEROIC-PKP2

Across all participants dosed, LX2020 has been generally well-tolerated to date with no clinically significant complement activation. Elevations in liver function tests (LFT) observed in seven participants at the high dose, treated successfully with re-introduction of low-dose prednisone in five participants and increased prednisone and sirolimus in two participants per the trial protocol. All elevations resolved without complication, hospitalization or other treatment. One Grade 3 serious adverse event of sustained ventricular tachycardia (VT) was observed three months after dosing in a single participant at the high dose and assessed as possibly treatment related. This event is consistent with the natural course of PKP2-ACM and its known clinical manifestations. The participant was successfully treated with anti-arrhythmic medication and discharged with no additional intervention required. No participants discontinued from the HEROIC-PKP2 Phase 1/2 study.

Additionally, we have initiated SNAPSHOT-PKP2, a natural history study designed to evaluate PKP2-ACM disease progression up to two years retrospectively and over twelve months prospectively. The study will enroll up to 20 patients in the United States.

We anticipate sharing additional safety and clinical efficacy data for LX2020 in the fourth quarter of 2026, once all participants in the high dose cohorts reach at least twelve months of follow up.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of clinical stage gene therapy programs in development at Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, and that PTC Therapeutics, Inc. is evaluating next steps for vatiquinone following a Complete Response Letter on their new drug application to the FDA. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

As of December 31, 2025, we in-licensed four U.S. patents, 16 pending U.S. non-provisional patent applications, one pending PCT application, eight foreign patents and 106 pending foreign applications.

In regard to our LX2006 product candidate, we in-license from Cornell University and Adverum Biotechnologies, Inc., or Adverum, two U.S. patents, five pending U.S. non-provisional patent applications, five foreign patents granted in India, Mexico, South Africa, and New Zealand and nine pending foreign applications pending in such jurisdictions as Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, Israel and Mexico. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, these patents, if granted, will expire in 2033. These patents and pending patent applications disclose and/or contain composition-of-matter claims to an AAV vector encoding FXN, or a fragment thereof, and disclose and/or contain claims to methods of producing and methods of treatment using the AAV FXN vector. Cornell University co-owns these patents and patent applications with Institut National de la Santé et de la Recherche Médicale, Centre National de la Recherche Scientifique, Université de Strasbourg, Université Paris-Saclay and Assistance Publique-Hôpitaux de Paris.

We have rights to additional patent applications that we co-own with Cornell University, and which also relate to our LX2006 cardiac FA program. We in-license Cornell University's interest in one pending U.S. non-provisional patent application and 14 pending foreign applications in such jurisdictions as Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patents issuing from these applications will expire in 2043. These pending applications disclose and/or contain composition-of-matter claims to a pharmaceutical dosage form of viral vectors encoding FXN, and disclose and/or contain claims to methods of producing and methods of treatment using the pharmaceutical dosage form.

In regard to our LX2020 product candidate, we in-license from The Regents of the University of California one pending U.S. non-provisional patent application and 17 pending foreign applications in such jurisdictions as Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patents issuing from these applications will expire in 2042. These pending applications disclose and/or contain composition-of-matter claims to a vector encoding human PKP2, and disclose and/or contain claims to methods of producing and methods of treatment using the PKP2 vector.

In regard to our LX2021 product candidate, we in-license from The Regents of the University of California two U.S. patents, three pending U.S. non-provisional patent applications, two foreign patents granted in Australia and Europe, respectively, and nine pending foreign applications pending in Australia, Canada, China, Europe, Israel, and Japan. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, these patents and patent applications will expire in 2038. These pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a human Cx43 polypeptide, and disclose and/or contain claims to methods of producing and methods of treatment using the Cx43 vector.

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

In regard to our LX1020 product candidate, we in-license from Cornell University one pending U.S. non-provisional application and 16 pending foreign applications pending in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, these patent applications will expire in 2040. We also in-license from Cornell an additional pending PCT application related to our LX1020 product candidate. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, patents claiming priority to the pending PCT application will expire in 2045. The pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding human APOE2 protein and encoding one or more RNAi nucleic acid sequences for inhibition of APOE4 mRNA, and disclose and/or contain claims to methods of producing and methods of treatment using the APOE2+/APOE4- vector.

In regard to our LX1021 product candidate, we in-license from Cornell University two pending U.S. non-provisional application, one foreign patent granted in Australia, and 13 pending foreign applications pending in Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, these patent applications will expire in 2040. The patent and pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a mutated human apolipoprotein E protein, and disclose and/or contain claims to methods of producing and methods of treatment using the mutated human apolipoprotein E vector.

We also in-license from Cornell additional patent applications, which relate to our LX1021 product candidate. We in-license from Cornell University one pending U.S. non-provisional application and 12 pending foreign applications pending in such jurisdictions as Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, the pending patent applications will expire in 2044. The pending patent applications disclose and/or contain composition-of-matter claims to a vector encoding a mutated human apolipoprotein E protein, and disclose and/or contain claims to methods of producing and methods of treatment using the mutated human apolipoprotein E vector.

In regard to our LX1001 product candidate, we co-own pending patent applications with Cornell University. We in-license Cornell University's interest in one pending U.S. non-provisional patent application and 13 pending foreign applications pending in such jurisdictions as Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Not accounting for any patent term adjustment and assuming that all annuity and/or maintenance fees are paid timely, if granted, the pending patent applications will expire in 2043. The pending patent applications disclose and/or contain composition-of-matter claims to a pharmaceutical dosage form of viral vectors encoding human APOE2, and discloses and/or contains claims to methods of producing and methods of treatment using the pharmaceutical dosage form.

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

We may terminate the Cornell First License Agreement or any portfolio thereunder at any time upon ninety (90)-days’ advance written notice to Cornell University. Cornell University may terminate the Cornell First License Agreement if we commit a material breach and fail to cure such breach within a specified cure period after written notice or if we challenge the validity of a licensed patent. Upon expiration of the royalty term of a given licensed product in a country, the license becomes non-exclusive and royalty-free. Upon termination of the Cornell First License Agreement, all licenses and rights granted by either party will terminate, although we will have a period of time to sell off any remaining licensed product.

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

We may terminate the Cornell Second License Agreement or any portfolio thereunder at any time upon ninety (90)-days’ advance written notice to Cornell University. Cornell University may terminate the Cornell Second License Agreement if we commit a material breach and fail to cure such breach within a specified cure period after written notice or if we challenge the validity of a licensed patent. Upon expiration of the royalty term of a given licensed product in a country, the license becomes non-exclusive and royalty-free. Upon termination of the Cornell Second License Agreement, all licenses and rights granted by either party will terminate, although we will have a period of time to sell off any remaining licensed product.

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

In March 2025, we entered into a Research Collaboration Agreement with Cornell University on behalf of Weill Cornell Medicine, or the 2025 Cornell Collaboration Agreement, in connection with the Cornell Third License Agreement entered into in April 2024. Under the 2025 Cornell Collaboration Agreement, we committed to fund scientific research at Weill Cornell Medicine related to intellectual property and know-how licensed to us pursuant to the Cornell Third License Agreement. Cornell University reserved the rights to publish and disseminate information about the results generated from Cornell University's investigator's conduct of the research.

Under the Cornell Third License Agreement, we committed to provide funding for research projects at Weill Cornell Medicine of $500,000 per year over a two-year period. The total budget for the research under the 2025 Cornell Collaboration Agreement is approximately $1.1 million, which will be credited against our research funding commitment under the Cornell Third License Agreement.

With respect to each Weill Cornell Medicine invention and joint invention and related joint results that is either an improvement to, or is dominated by, the patent rights under the Cornell Third License Agreement or is specifically designed for a licensed product under the Cornell Third License Agreement, or an Improvement, and for which we have made an election to obtain such inventions, the Cornell Third License Agreement will be amended to include license grants to such Improvements following payment of the relevant amendment fee in the low five digits. With respect to each Weill Cornell Medicine invention and joint invention and related joint results that are not Improvements, we have the first option to negotiate for a royalty-bearing, worldwide license under such intellectual property to develop, make, have made, use, offer for sale, sell, have sold and import products on commercially reasonable terms.

The 2025 Cornell Collaboration Agreement has a two-year term and may be terminated earlier by either party upon a material breach that remains uncured for 60 days following written notice.

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

On December 9, 2025, Eli Lilly and Company, or Lilly, announced the acquisition of Adverum pursuant to a tender offer by Lilly's wholly owned subsidiary to purchase all outstanding shares of Adverum common stock. Accordingly, Lilly assumed all of Adverum's obligations and responsibilities under the Amended Adverum Agreement after the acquisition.

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

The UCSD First License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the UCSD First License Agreement at any time upon sixty (60)-days’ written notice to UCSD. UCSD may terminate the UCSD First License Agreement if we commit a material breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment or provide an intentionally misleading report, if we fail to diligently develop and commercialize the licensed products, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. Upon termination of the UCSD First License Agreement, all licenses and rights granted by UCSD to us will terminate.

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

On November 14, 2025, the Company entered into an amended and restated license agreement with UCSD, which amended, restated, and superseded the UCSD Second License Agreement in its entirety (the "Amended and Restated UCSD Second License Agreement"). The Amended and Restated UCSD Second License Agreement maintained the Company's prior exclusive worldwide license to materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy, replaced Stelios with the Company as licensee, and exclusively in-licensed additional materials and intellectual property related to the LX2022 program. The economic terms in the Amended and Restated UCSD Second License Agreement are substantially similar to the terms of the UCSD Second License Agreement.

The Amended and Restated UCSD Second License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the Amended and Restated UCSD Second License Agreement at any time upon sixty (60)-days’ written notice to UCSD. UCSD may terminate the Amended and Restated UCSD Second License Agreement if we commit a breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment, if we are not diligently developing or commercializing Products in accordance with our diligence obligations, if we provide any intentionally false report, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. In the event that we assign the Amended and Restated UCSD Second License Agreement, we will be obligated to pay an assignment fee that will be determined based on the acquisition price. Upon termination of the Amended and Restated UCSD Second License Agreement, all licenses and rights granted by UCSD to us will terminate.

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

The UCSD Third License Agreement will expire, unless earlier terminated, on the expiration of the last claim of any licensed patent or patent applications in a particular country. We have the right to terminate the UCSD Third License Agreement at any time upon sixty (60)-days’ written notice to the UCSD. UCSD may terminate the UCSD Third License Agreement if we commit a material breach, if we fail to meet certain specified milestones within the prescribed time periods, if we are delinquent on any report or payment, if we are not diligently developing or commercializing Products in accordance with our diligence obligations, if we provide any intentionally false report, or if we challenge the validity of a licensed patent, in each case only if we fail to cure such problem within a specified cure period after written notice. In the event that we assign the UCSD Third License Agreement or we undergo a change of control, we will be obligated to pay a flat low-six digit fee or a fee that will be determined based on the acquisition price. Upon termination of the UCSD Third License Agreement, all licenses and rights granted by The Regents of UCSD to us will terminate.

Sponsored research agreements with The Regents of University of California, San Diego

In connection with the UCSD License Agreements, on December 3, 2021, we entered into a sponsored research agreement with UCSD for our LX2020 and LX2021 programs, or First UCSD SRA, which was subsequently amended on April 5, 2023 and August 31, 2023, and another sponsored research agreement with UCSD for our LX2022 program, or Second UCSD SRA, which was subsequently amended on April 19, 2023. We refer to these agreements, as amended, as the Amended UCSD SRAs. UCSD reserved the rights to publish and disseminate information about the results generated from UCSD’s investigator’s conduct of the research. The total costs to be invoiced to us under the terms of the Amended UCSD SRAs are approximately $5.6 million. Under the terms of the Amended UCSD SRAs, we have the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses to any inventions generated by UCSD or UCSD’s interest in any inventions generated jointly by The Regents of UCSD and us, and we retain the rights to any inventions generated solely by us.

On April 13, 2024, we entered into a third sponsored research agreement with UCSD, or the Third UCSD SRA, for our LX2022 program in connection with the UCSD Second License Agreement. Under the terms of the Third UCSD SRA, we have the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by UCSD or resulting inventions jointly owned between us and UCSD, and we retain the rights to any resulting inventions owned by us. The Third UCSD SRA has a two-year term and may be terminated early by us at any time upon the giving of thirty (30)-days’ written notice to UCSD. The costs to be invoiced to us over the term of the Third UCSD SRA are $0.7 million, and we may incur additional costs of $0.6 million under the Third UCSD SRA if certain study objectives are met.

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

Government regulation

Government authorities in the United States at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics, including gene therapies, such as those we are developing. Generally, before a new biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized, or cleared by the applicable regulatory authority. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

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

Our product candidates must be approved by the FDA through the BLA the process which is required by the FDA before biological product candidates may be marketed in the United States and generally involves the following:

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

BLA submission and review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. No user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA has 60 days from the applicant’s submission of a BLA to either issue a refusal to file letter or accept the BLA for filing, indicating that it is sufficiently complete to permit substantive review.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional preclinical studies or clinical trials or additional manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Further, FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a “regenerative medicine therapy.” A product candidate may be eligible for RMAT designation if it meets the following criteria: (1) it is a regenerative medicine therapy; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that it has the potential to address unmet medical needs for such a disease or condition. A sponsor may request that the FDA designate a product candidate as an RMAT concurrently with or at any time after the submission of an IND. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received Orphan Drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

Rare Pediatric Disease designation and priority review vouchers

Under the FDCA, as amended, the FDA incentivizes the development of product candidates that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product. A sponsor may request Rare Pediatric Disease designation from the FDA prior to the submission of its BLA. A Rare Pediatric Disease designation does not guarantee that a sponsor will receive a priority review voucher, or PRV, upon approval of its BLA. Moreover, a sponsor who chooses not to submit a Rare Pediatric Disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The Consolidated Appropriations Act of 2026 extended the rare pediatric disease PRV program to September 30, 2029, which means the FDA may not award any PRVs under this program after September 30, 2029, unless Congress takes further action to extend the program.

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

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements.

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

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or the HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. HHS has and will continue to issue and update guidance as these programs are implemented. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. Additionally, the One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that are expected to impact the U.S. healthcare system in various ways, including cuts to Medicaid and introducing new requirements for Medicaid coverage. The current administration also issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic drug and biosimilar entry sooner than expected, could materially harm the Company’s business, including with respect to its ability to set adequate pricing for new drugs to recover its research and development costs. It is currently unclear how the ongoing judicial challenges as well as other legislative, executive, and administrative actions, including how the IRA will be implemented, will impact the pharmaceutical industry. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and human capital resources

As of December 31, 2025, we had 59 full-time employees. Of our 59 full-time employees, 41 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the years ended December 31, 2025 and December 31, 2024, we incurred net losses of $100.0 million and $98.3 million, respectively, and we had an accumulated deficit of $380.1 million as of December 31, 2025. We have primarily financed our operations with net proceeds from the October 2025 Financing Transactions (as defined below), May 2025 Private Placement (as defined below), the March 2024 Private Placement (as defined below), net proceeds raised in our IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, as well as sales of our convertible equity securities. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of December 31, 2025, we had cash, cash equivalents, and investments in U.S. Treasury securities of $246.6 million. We believe that our cash, cash equivalents, and investments in U.S. Treasury securities balances will be sufficient to fund our operating expenses and capital requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Our ability to generate revenue from our product candidates, which may not occur for several years, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our lead product candidates, or any other product candidates that we develop or otherwise may acquire will depend on various factors, including:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under the FDA's GLPs;

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
•
successful enrollment and completion of clinical trials, including under the FDA's current cGCPs;
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
•
obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings REMS;
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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA, or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

Further, under the current administration, agency reorganization, government shutdown, lapse in government appropriation, voluntary departures at the FDA, and layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approval than us, our competitive position may be harmed. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if received for any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by the current government shutdown, policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry about how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

We have obtained from the FDA Orphan Drug designation for LX2006 for the treatment of FA and for LX2020 for the treatment of PKP2-ACM. LX2006 and LX2020 have also received Orphan Medicinal Product designation from the European Commission. We may seek orphan designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. However, we may be unsuccessful in obtaining Orphan Drug designation and may be unable to maintain the benefits associated with such designations. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The statute supplants prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress clarified that the interpretation of orphan drug exclusivity codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. In addition, a designated Orphan Drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease for which it received orphan designation. In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease. However, in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act. However, the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have received Fast Track designation for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. We have also received Breakthrough Therapy designation for LX2006 for the treatment of FA cardiomyopathy as well as RMAT designation for LX2006 for the treatment of FA cardiomyopathy. LX2006 has also been selected by the FDA to participate in its CDRP program, which is intended to facilitate expedited CMC development of investigational therapies with expedited clinical development timeframes via an increased level of communication with the FDA on CMC development. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation, or participation in the CDRP program, does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation, or remove a product candidate from the CDRP program, if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, alone, does not guarantee qualification for the FDA’s priority review procedures.

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

The Consolidated Appropriations Act of 2026 extended the rare pediatric disease PRV program to September 30, 2029, which means the FDA may not award any PRVs under this program after September 30, 2029, unless Congress takes further action to extend the rare pediatric disease priority review program. As such, if we do not obtain approval of a marketing application for LX2006 in patients with FA on or before September 30, 2029, and if the PRV program is not extended by Congressional action, we may not receive a PRV.

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

Where possible, we may pursue accelerated development strategies in areas of high medical need. We may seek an accelerated approval pathway for one or more of our therapeutic product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate that is designed to treat a serious or life-threatening condition, generally provides a meaningful therapeutic benefit over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than IMM that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on IMM that is reasonably likely to predict an effect on IMM or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new product over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. If such post-approval studies fail to confirm the product’s clinical benefit, the FDA may withdraw its approval of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

We currently focus our research and product development on several indications that are larger-rare diseases. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidate or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be accurate, and the methodology is forward-looking and potentially speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in this Annual Report should be viewed in that context. Further, the data and statistical information used in this Annual Report, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of clinical stage gene therapy programs in development at Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, and that PTC Therapeutics, Inc. is evaluating next steps for vatiquinone following a Complete Response Letter on their new drug application to the FDA. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and achieve and sustain profitability. In addition, the One Big Beautiful Bill Act, or OBBBA, which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects.

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

Our collaboration with Cornell University is critical to our business and in May 2020, we entered into two separate license agreements with Cornell University pursuant to which we obtained rights under certain patents, know-how and data to exploit products and technologies covered by such intellectual property. As part of our first license agreement, as amended, we assumed oversight for the conduct of the Phase 1/2 clinical trial of LX1001 that was initiated by Cornell University at the end of 2019. As part of our second license agreement with Cornell University, as amended, we obtained certain rights to portfolios for infantile neuronal ceroid lipofuscinosis type 2 (also called CLN2 Batten disease) and FA cardiomyopathy, as well as an assignment of Cornell University’s IND to support the development of our LX1004 program. We entered into a third license agreement with Cornell University, or Third Cornell License Agreement, in April 2024 pursuant to which we obtained certain rights for FA cardiomyopathy, including rights to current and future clinical data from an ongoing Cornell University investigator-initiated Phase 1A trial of a gene therapy candidate AAVrh10.hFXN, known as LX2006 at Lexeo. Pursuant to our license agreements with Cornell University, we are obligated to diligently proceed with the development, manufacture, and sale of licensed products. If Cornell University delays or fails to perform its obligations under the license agreements, terminates any of the license agreements in accordance with its terms, or a dispute otherwise arises between the parties concerning the terms of the agreements or our respective rights to licensed technology, our pipeline of product candidates would be significantly adversely affected and our prospects may be materially harmed.

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

We engage CROs to help conduct our ongoing clinical trials. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials and any future clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding a CRO involves substantial cost and requires management's time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. Our owned and licensed pending and future patent applications may not result in issued patents which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and product candidates or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our technologies and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing technologies and products, and the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Any failure to obtain, maintain or defend our patents and other intellectual property could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Method-of-use patents protect the use of a product for the specified method and formulation patents cover formulations of the API. These types of patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute. In addition, there are numerous publications and other prior art that may be relevant to our owned or in-licensed method-of-use patents and patent applications and may be used to challenge the validity of these owned or in-licensed patents and patent applications in litigation or other intellectual property-related proceedings. If these types of challenges are successful, our owned or in-licensed patents and patent applications may be narrowed or found to be invalid, and we may lose valuable intellectual property rights. Any of the foregoing could have a material adverse effect on our business, financial condition, prospects and results of operations.

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

For additional information regarding our legal proceedings, see Note 11 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
•
we or our licensors or our other collaboration partners might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license to, or will own or will have obtained a license;
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

Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States or Europe. These products may compete with our product candidates, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We maintain and otherwise process a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees and others, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, numerous federal and state privacy and cybersecurity laws and regulations govern the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy, data protection and cybersecurity continues to evolve, and there has been an increasing focus on privacy, data protection and cybersecurity issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state and federal data breach notification laws, federal regulations prohibiting or restricting certain transfers of sensitive personal information, and state health information privacy and cybersecurity laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Among these regulations are: Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive commercial practices; rules adopted by the SEC in July 2023, which require public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance; and the HIPAA, as amended by HITECH, and the regulations promulgated thereunder.

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

The UK government made targeted amendments to its data protection regime in the Data (Use and Access) Act 2025, which entered into force in August 2025. The European Commission renewed its adequacy determination for the UK in 2025, extending to December 2031, but the UK’s adequacy determination remains subject to modification or revocation. The UK’s proposal to modify its data protection regime may impact this adequacy determination. Any loss by the UK of its adequacy determination by the European Commission may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the European Union GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In addition to these consumer privacy laws, certain states have enacted health-focused privacy legislation. For example, Washington has enacted the My Health, My Data Act, which became effective in March 2024. This law imposes strict requirements on the collection, use and processing of certain health-related information that is not subject to HIPAA. This law also provides for a private right of action. Other states are considering, and in certain cases have enacted, bills with similar requirements. The Washington law and other state bills that have been, or may be, enacted, have added and, if enacted, would add additional complexity to our compliance obligations.

With the GDPR, CCPA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We do not currently have formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. It is possible that both existing and new laws, regulations, and other actual or asserted obligations to which we are or may be subject may be interpreted and applied in manners inconsistent with our existing or future privacy, data protection and cybersecurity practices. Any failure or perceived failure by us to comply with our current or future obligations relating to privacy, data protection or cybersecurity, or any actual or perceived failure by any third party with which we work, such as third-party CMOs, CROs, manufacturers, contractors, consultants, collaborators, vendors, or service providers, to comply with our applicable policies or other applicable obligations, may result in governmental investigations, enforcement actions, or other proceedings, litigation, claims, or public statements against us and could result in significant liability, cause harm to our brand and reputation, and otherwise materially and adversely affect our reputation and business.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, Narinder Bhalla, M.D., our Chief Medical Officer, Jose Manuel Otero, our Chief Operating Officer, Louis Tamayo, our Chief Financial Officer, as well as on the scientific expertise of our founder, Ronald G. Crystal, M.D., Professor and Chairman of Weill Cornell Medicine’s Department of Genetic Medicine. Each of our executive officers may currently terminate their employment with us at any time and we do not have an employment contract with Dr. Crystal. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2025, we had 59 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets and the banking sector, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, bank failures, higher interest rates, changing foreign trade policies and uncertainty about economic stability. For example, the ongoing wars in Ukraine and the Middle East have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. In addition, investor concerns regarding the U.S. or international financial systems and governmental stability, including as a result of recent tariffs announcements and increased volatility in the credit and equity markets, may impair our ability to raise additional capital or enter into opportunistic strategic partnerships or acquisitions in a timely manner or on favorable terms, or at all. The deterioration of the equity and credit markets may also make any necessary debt or equity financings more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the trading price of our common stock, regardless of our actual operating performance.

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

In addition, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. As a result of these elections, the information that we provide in this Annual Report may be different than the information investors may receive from other public companies in which they hold equity interests. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our trading price.

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
•
allow the authorized number of our directors to be changed from time to time by our stockholders or our board of directors;
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

The requirements of these rules and regulations are difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Effective internal control over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

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

Our ability to utilize our net operating loss carryforwards and research tax credits to offset future taxable income may be subject to additional limitations.

As of December 31, 2025, we had approximately $182.0 million of U.S. federal net operating loss carryforwards, or NOLs, $362.9 million of U.S. state and local NOLs, and $7.2 million of federal tax credits. U.S. federal NOLs generated in taxable years beginning after December 31, 2017, do not expire and may be carried forward indefinitely, but the deductibility of such NOLs is limited to no more than 80% of current year taxable income. Our U.S. state and local NOLs begin to expire in 2040 and our federal research tax credits begin to expire in 2040.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a rolling three-year period, our ability to use our pre-change NOLs and certain other pre-change tax attributes (such as research tax credits) to offset our post-change taxable income or taxes may be limited. We have determined that we experienced ownership changes on November 7, 2023 and May 28, 2025, each of which has limited our ability to utilize our federal NOLs and federal tax credits. As a result of these ownership changes, we are subject to an annual limitation of approximately $2.4 million on our ability to utilize our federal NOLs and federal tax credits recognized before May 28, 2025, inclusive of the ownership change that occurred on November 7, 2023. Due to the limitations, no federal NOLs are expected to expire unutilized and $10.6 million of federal tax credits that had been available to offset future tax liabilities, prior to the date of the ownership changes, are expected to expire unutilized. If we undergo additional ownership changes, and our ability to use our pre-change NOLs and other pre-change tax attributes (such as tax credits) to offset our post-change income or taxes is further limited, it may harm our future results of operations by effectively increasing our future tax obligations. U.S. state and local NOLs may be similarly limited. In addition, at the U.S. state and local level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase U.S. state and local taxes owed.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For example, the IRA enacted a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for taxable years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes in U.S. federal tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental ("R&E") expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for taxable years beginning after December 31, 2021. For tax years beginning after December 31, 2024, OBBBA was enacted that includes provisions with effective dates in 2025 and beyond, and for some small business taxpayers, certain provisions may have retroactive effects. Among other changes, the OBBBA amended the Code under which domestic R&E expenditures may be immediately deducted. The remaining unamortized domestic R&E expenditures may be deducted in full in the first taxable year, ratably over two taxable years, or can continue being amortized over the remaining life. However, foreign R&E expenditures must continue to be capitalized and amortized over fifteen years. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, the CARES Act, OBBBA, or any future U.S. federal tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future U.S. tax expenses.

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

Any security breach or incident resulting in any loss, destruction, unavailability, alteration, disclosure, dissemination, or other processing of, or damage or unauthorized access to, our data, systems or applications, or inappropriate disclosure or other processing of confidential or proprietary information or personal data, or any other event resulting in unauthorized access to, or disclosure or processing of, such information, or for it to be believed or reported that any of the foregoing has occurred, could lead to us facing regulatory inquiries and proceedings, incurring material legal claims and proceedings, and incurring material damage to our reputation. Any such event could also disrupt our operations, lead to delays in the further development of our product candidates, cause a loss of confidence in us and our ability to conduct clinical trials, compel us to comply with federal and state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and subject us to material liability under applicable laws, rules, regulations and standards, which could result in significant legal and financial exposure and reputational damage that could have a material adverse effect on our business, operations, and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats. We periodically assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following these risk assessments, we evaluate how to reasonably address any identified gaps in existing safeguards and monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Vice President, Associate General Counsel, who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process in a manner that is consistent and integrated with our overall risk management processes.

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

Our security governance steering committee, which includes senior representatives from key functions including Clinical Operations, Legal, Finance and Human Resources, has primary responsibility for assessing and managing our risks from cybersecurity threats. Our security governance steering committee oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The day-to-day implementation of our cybersecurity policies and processes is primarily overseen by our Vice President, Associate General Counsel in consultation with our Chief Financial Officer and external advisors including our IT and Cybersecurity consultant. Our Vice President, Associate General Counsel has more than a decade of advising on risk management and compliance in the highly regulated biopharmaceutical industry. Our IT and Cybersecurity consultant has over 20 years of experience with IT, with an emphasis on cybersecurity over the past four years. Our management is informed about the prevention, detection, mitigation, and remediation of cybersecurity incidents through support by our security governance steering committee which, in consultation with external advisors, oversees, works with, and delegates daily operations to the IT/IS and other teams. Our information security policies are developed and implemented, and are reviewed at least annually with updates authorized and approved, by the security governance steering committee.

Representatives from our security governance steering committee provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides updates to the board of directors on such reports.

Item 2. Properties.

Our corporate headquarters is located at 345 Park Avenue South, 6th Floor, New York, NY 10010, where we lease a total of approximately 15,839 square feet of office and laboratory space, excluding the additional approximate 11,588 square feet that we began to lease in the first quarter of 2026, used for our research and development activities, general and administrative activities and other activities. This lease agreement began in April 2022 and expires in July 2029 with an additional five-year option to extend at the then-prevailing effective market rental rate. In March 2026, the original lease agreement was amended to include an additional approximate 11,588 square feet of leased office and laboratory space at the same address as the original headquarters lease and to be used for the same purposes. The amended lease agreement began in March 2026 with an initial term of three months, which will automatically renew for an additional three-month period(s) unless either party provides written notice to terminate the agreement.

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

Holders

As of March 27, 2026, there were approximately 19 registered holders of record of our common stock. We believe a greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds

There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on October 17, 2025.

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

LX2006 for the treatment of FA cardiomyopathy

Our most advanced cardiovascular product candidate, LX2006 for the treatment of FA cardiomyopathy, is currently being evaluated in SUNRISE-FA, our ongoing Phase 1/2 clinical trial and in a Cornell investigator-initiated trial.

Interim Clinical Data Updates

In October 2025, we provided an interim clinical update, which included baseline characteristics and safety data from the 17 treated participants across the two studies, and clinical efficacy data from the 16 participants who had reached at least six months follow-up as of that time. A summary of key observations from the October 2025 interim update is set forth below.

•
Improvements in LVMI among participants with abnormal baseline LVMI (n=6). Five of six participants achieved >10% by 12-month visit or sooner and six of six participants achieved LVMI measurements within the normal range as of latest visit. A 18% mean improvement in LVMI was observed at 6-month visit and a 23% mean improvement in LVMI was observed at 12-month visit, exceeding 10% FDA-aligned threshold for pivotal study. In the mid- and high-dose cohorts (n=3), a 28% mean improvement in LVMI was observed at 6-month visit and a 33% mean improvement in LVMI was observed at 12-month visit, suggesting dose-dependent improvement. Among participants with normal baseline LVMI (n=10), the majority demonstrated LVMI improvement or stabilization over time.
•
Improvements in secondary cardiac biomarkers. Fourteen of sixteen participants achieved >25% reduction in high-sensitivity troponin I from baseline at latest visit. Fourteen of sixteen participants achieved reduction or stabilization in LWT from baseline at latest visit.
•
Improvements in mFARS as demonstrated by a 2.0-point mean improvement from baseline at latest visit across all participants. Eleven of sixteen participants achieved reduction or stabilization in mFARS from baseline at latest visit.
•
Previously reported data in April 2025 from ongoing SUNRISE-FA trial (n=8) showed that all study participants achieved increases in frataxin protein expression from baseline at 3-month visit, with dose-dependent increases observed across cohorts.

Based on the data observed as of the October 2025 update, LX2006 remained generally well tolerated with no Grade 3+ SAEs and no signs of complement activation or other immunogenicity.

Regulatory Alignment

In February 2025, we announced further alignment on elements of the accelerated development pathway following a Type B RMAT meeting with the FDA including frataxin expression co-primary endpoint to be evaluated for any increase from baseline rather than numerical threshold.

In July 2025, we announced Breakthrough Therapy designation based on interim clinical data from Phase 1/2 trials showing clinically meaningful improvements in cardiac biomarkers and functional measures. We also announced that LX2006 was selected for the CDRP Program, created to facilitate CMC registrational readiness and support faster patient access.

In October 2025, in response to our questions regarding the possibility of a faster path to BLA, the FDA indicated openness to a BLA submission for accelerated approval that includes clinical data from the ongoing Phase 1/2 studies of LX2006 pooled with new clinical data to be generated in the planned pivotal study. The FDA also previously agreed to evaluate the co-primary endpoint of LVMI at a time point earlier than 12 months. Collectively, we believe this regulatory feedback has the potential to reduce the size and length of the planned pivotal study, possibly accelerating the overall timeline to BLA submission. We plan to initiate the LX2006 pivotal study in the first half of 2026, pending finalization of the trial protocol.

LX2020 for the treatment of arrhythmogenic cardiomyopathy

Our second most advanced cardiovascular product candidate, LX2020 for the treatment of arrhythmogenic cardiomyopathy, or ACM, caused by mutations in the PKP2 gene, referred to as PKP2-ACM, is currently being evaluated in HEROIC-PKP2, an ongoing Phase 1/2 clinical trial.

Interim Clinical Data Updates

In October 2025, we provided an interim clinical data update for the three participants dosed in cohort 1 (n=2 at 12-month visit; n=1 at 9-month visit), assessing multiple cardiac parameters at latest visit relative to baseline. A summary of key observations from the October 2025 interim update is set forth below.

•
Premature ventricular contractions, or PVCs, were reduced in one of three participants and non-sustained ventricular tachycardia, or NSVT, was reduced or stable in two of three participants.
•
QRS duration was normalized or stable in two of three participants and T-wave inversions were reduced in two of three participants.
•
Left ventricular ejection fraction, or LVEF, and right ventricular ejection fraction, or RVEF, were stable in three of three participants.

In January 2026, we provided an interim clinical data update, which included baseline characteristics and safety data from the ten participants dosed, including three participants in cohort 1 at the low dose and seven participants in cohorts 2 and 3 at the high dose. Clinical efficacy data were inclusive of those participants with at least 6 months of follow-up (n=8). A summary of key observations from the January 2026 interim update is set forth below.

•
Arrhythmia burden stabilized or improved in majority of participants with dose-dependent response in NSVT and PVCs. NSVT reduced or stabilized in the majority of participants, with a 22% mean improvement in high-dose cohorts at latest visit (n=5). PVCs reduced or stabilized in the majority of participants, with a 14% mean improvement in high-dose cohorts at latest visit.
•
Four of five participants in high-dose cohorts report improvement relative to baseline on the PGIC scale, a patient-reported outcome measure.
•
Participants stable across other clinical measures including QRS duration, T-wave inversion, RVEF and NYHA Class.
•
Increases in PKP2 protein expression versus baseline at three months in all participants that had undergone cardiac biopsies (n=7) assessed by western blot. Dose-dependent increases observed, with mean increase of 93% in the low-dose cohort (n=2) and 162% mean increase in the high-dose cohorts (n=5).

Based on the data observed as of the October 2025 and January 2026 readouts, LX2020 remained generally well tolerated with no clinically significant complement activation.

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

Current and Future Capital Requirements

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock, including from our October 2025 Financing Transactions, May 2025 Private Placement, March 2024 Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock. As of December 31, 2025, we had $246.6 million of cash, cash equivalents, and investments in U.S. Treasury securities. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the years ended December 31, 2025 and December 31, 2024 were $100.0 million and $98.3 million, respectively, and our accumulated deficit was $380.1 million at December 31, 2025. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

We record research and development costs as expenses when incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties incurred in a given accounting period and record accruals at the end of the period. We base these estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable. If timelines or contracts are modified based upon changes in the scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis; therefore, actual results could differ from our estimates. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

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

We expect that in the near to medium term future our general and administrative expenses will decrease relative to those incurred during the year ended December 31, 2025 on an annualized basis, primarily due to lower anticipated third-party legal fees and related costs, while supporting the continued research and development of our programs and the growth of our business.

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

(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net

Amortization of premium and accretion of discount on investments consists of amortization of premium and accretion of discount on our investments in U.S. Treasury securities.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024 we had no unrecognized tax benefits.

Results of operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Operating expenses
Research and development	$63,797	$74,091	$(10,294)
General and administrative	45,460	31,675	13,785
Total operating expenses	109,257	105,766	3,491
Operating loss	(109,257)	(105,766)	(3,491)
Other income and expense
Gain on long-term investment	3,390	-	3,390
Other expense, net	(18)	(9)	(9)
Interest expense	(95)	(137)	42
Interest income	6,130	7,556	(1,426)
(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net	(111)	23	(134)
Total other income and expense	9,296	7,433	1,863
Loss from operations before income taxes	(99,961)	(98,333)	(1,628)
Income taxes	-	-	-
Net Loss	$(99,961)	$(98,333)	$(1,628)

Research and development expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Direct external research and development expenses by program:
LX2006	$18,163	$14,256	$3,907
LX2020	15,413	23,451	(8,038)
LX1001	1,168	4,501	(3,333)
Other programs	2,075	3,424	(1,349)
Total direct external research and development expenses by program	36,819	45,632	(8,813)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	20,707	22,011	(1,304)
Lab-related costs and supplies	1,550	1,367	183
Professional fees	1,701	2,030	(329)
Other unallocated costs, including facilities	3,020	3,051	(31)
Total unallocated research and development expenses:	26,978	28,459	(1,481)
Total research and development expenses	$63,797	$74,091	$(10,294)

The net decrease of $10.3 million in total research and development expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to decreases in (i) milestone expenses of $6.1 million, consisting primarily of a $6.0 million development milestone for our LX2020 program that was achieved during the third quarter of 2024 and subsequently paid to the selling shareholders of Stelios, (ii) clinical trial costs of $3.2 million excluding an adjustment that reduced estimated accrued clinical trial expenses in 2024 by $2.2 million for our LX1001 program, (iii) employee and stock-based compensation costs of $1.3 million primarily due to decreased headcount, (iv) CMC expenses of $1.2 million, and (v) license fees of $0.6 million related to the Third Cornell License Agreement that were incurred in 2024. These decreases were partially offset by an adjustment that reduced estimated accrued clinical trial expenses in 2024 by $2.2 million for our LX1001 program.

General and administrative expenses

The net increase of $13.8 million in general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to increases in third-party legal fees and associated costs of $11.7 million, as well as employee compensation costs of $1.9 million primarily due to increased headcount.

Gain on long-term investment

We recorded non-operating income of approximately $3.4 million during the year ended December 31, 2025 related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Interest income

We recognized interest income of $6.1 million and $7.6 million for the years ended December 31, 2025 and December 31, 2024, respectively, primarily related to interest earned on our investments in U.S. government money market funds and our investments in U.S Treasury securities, with the decrease primarily due to lower interest rates.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through December 31, 2025, we funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock, including from our October 2025 Financing Transactions, May 2025 Private Placement, March 2024 Private Placement, IPO and the subsequent partial exercise of the underwriters’ 30-day option to purchase additional shares of common stock, with estimated net proceeds since our inception totaling $594.9 million. As of December 31, 2025 and December 31, 2024, we had cash, cash equivalents, and investments in U.S. Treasury Securities of $246.6 million and $128.5 million, respectively.

On March 24, 2025 we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3, dated December 13, 2024, which registers the offering, issuance, and sale of up to $75.0 million of common stock pursuant to our ATM Program. As of December 31, 2025, we have not sold any shares of common stock pursuant to the ATM Program. In October 2025, we raised $153.8 million in equity capital from the October 2025 Financing Transactions, receiving net proceeds of $143.9 million after transaction costs.

We believe that our cash, cash equivalents, and investments in U.S. Treasury securities balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in “Item 1A Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(98,561)	$(81,151)
Net cash used in investing activities	(90,252)	(94,077)
Net cash provided by financing activities	216,795	88,776
Net increase (decrease) in cash	$27,982	$(86,452)

Operating activities

During the year ended December 31, 2025, net cash used in operating activities consisted primarily of our net loss of $100.0 million, which included an unrealized gain of $3.4 million recorded to other non-operating income upon receipt of our long-term investment in convertible preferred stock, in addition to $9.5 million of net cash used in changes in operating assets and liabilities, which were partially offset by $12.1 million of stock-based compensation expense and $2.1 million of depreciation expense and amortization of operating and finance right-of-use assets.

During the year ended December 31, 2024, net cash used in operating activities consisted primarily of our net loss of $98.3 million, which was partially offset by (i) $12.5 million of stock-based compensation expense, (ii) $2.7 million of net cash provided by changes in operating assets and liabilities, and (iii) $2.0 million of depreciation expense and amortization of operating and finance right-of-use assets.

Investing activities

During year ended December 31, 2025, net cash used in investing activities was $90.3 million and consisted primarily of purchases of investments in U.S. Treasury securities of $195.4 million, which was partially offset by proceeds from sales or maturities of investments in U.S. Treasury securities of $105.5 million and purchases of lab equipment of $0.4 million.

During the year ended December 31, 2024, net cash used in investing activities was $94.1 million and consisted primarily of the purchase of investments in U.S. Treasury securities and lab equipment.

Financing activities

During the year ended December 31, 2025, net cash provided by financing activities consisted primarily of the net proceeds received from the October 2025 Financing Transactions of $143.9 million, the May 2025 Private Placement of $73.1 million, as well as proceeds received from common stock issuances under the 2023 ESPP (as defined below) of $0.3 million and proceeds received from the exercise of stock options of $0.1 million, which were partially offset by $0.5 million of principal payments made on equipment finance leases.

During the year ended December 31, 2024, net cash provided by financing activities consisted primarily of the net proceeds received from the March 2024 Private Placement of $88.7 million, as well as $0.5 million of proceeds received from the exercise of stock options, which were partially offset by $0.4 million of principal payments made on equipment finance leases.

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

Expected Volatility. The expected stock price volatility is primarily based on the historical volatility of a publicly traded set of peer companies for stock options granted since the IPO, each for a period equal to the expected life of the stock options granted, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. Our peer group of publicly traded companies was chosen based on their similar size, stage in the life cycle or area of specialty.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million as of June 30, 2025 and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30 of such year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lexeo Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lexeo Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

March 30, 2026

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with

KPMG International Limited, a private English company limited by guarantee.

Lexeo Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$63,000	$35,014
Current portion of investments in U.S. Treasury securities	118,767	86,504
Prepaid expenses and other current assets	6,625	4,603
Total current assets	188,392	126,121
Non-current portion of investments in U.S. Treasury securities	64,801	7,012
Long-term investment	3,390	-
Restricted cash	3,248	3,252
Property and equipment, net	1,139	1,028
Lease right-of-use assets - finance	1,140	1,460
Lease right-of-use assets - operating	6,578	8,069
Total assets	$268,688	$146,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,856	$6,417
Accrued expenses and other current liabilities	9,277	13,759
Current portion of lease liabilities - finance	518	570
Current portion of lease liabilities - operating	2,157	2,100
Total current liabilities	16,808	22,846
Non-current liabilities
Non-current portion of lease liabilities - finance	327	817
Non-current portion of lease liabilities - operating	4,884	6,437
Total liabilities	22,019	30,100

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of December 31, 2025; 73,001,766 shares issued and 73,001,350 shares outstanding as of December 31, 2025; 500,000,000 shares authorized as of December 31, 2024; 33,079,209 shares issued and 33,071,261 shares outstanding as of December 31, 2024	7	3
Treasury stock, at cost, 3,827 common shares as of December 31, 2025 and as of December 31, 2024	(17)	(17)
Additional paid-in capital	626,625	397,132
Accumulated other comprehensive gain (loss)	188	(103)
Accumulated deficit	(380,134)	(280,173)
Total stockholders' equity	246,669	116,842
Total liabilities and stockholders' equity	$268,688	$146,942

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$63,797	$74,091
General and administrative	45,460	31,675
Total operating expenses	109,257	105,766
Operating loss	(109,257)	(105,766)
Other income and expense
Gain on long-term investment	3,390	-
Other expense, net	(18)	(9)
Interest expense	(95)	(137)
Interest income	6,130	7,556
(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net	(111)	23
Total other income and expense	9,296	7,433
Loss from operations before income taxes	(99,961)	(98,333)
Income taxes	-	-
Net loss	$(99,961)	$(98,333)
Other comprehensive gain (loss)
Net unrealized gain (loss) on investments	291	(103)
Total other comprehensive gain (loss)	291	(103)
Comprehensive loss	$(99,670)	$(98,436)
Net loss per common share, basic and diluted	$(1.86)	$(3.09)
Weighted-average number of shares outstanding used in computation of net loss per common share, basic and diluted	53,645,323	31,787,491

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842
Exercise of stock options	15,300	-	-	59	-	-	59
Issuance of common stock upon vesting and settlement of restricted stock units	101,448	-	-	-	-	-	-
Issuance of common stock upon vesting and settlement of performance restricted stock units	76,800						-
Issuance of common stock under 2023 ESPP	102,837	-	-	270	-	-	270
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	7,532	-	-	37	-	-	37
Issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement, net of commissions and offering costs of $6,917	20,790,120	2	-	73,080	-	-	73,082
Issuance of common stock and pre-funded warrants to purchase common stock upon October 2025 Financing Transactions, net of commissions and offering costs of $9,833	17,968,750	2	-	143,915	-	-	143,917
Issuance of common stock upon exercise of pre-funded warrants	867,302	-	-	-	-	-	-
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	291	-	291
Stock-based compensation expense	-	-	-	12,132	-	-	12,132
Net loss	-	-	-	-	-	(99,961)	(99,961)
Balances at December 31, 2025	73,001,350	7	(17)	626,625	188	(380,134)	246,669

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	26,646,378	$3	$-	$295,372	$-	$(181,840)	$113,535
Exercise of stock options	135,646	-	-	491	-	-	491
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	14,159	-	-	59	-	-	59
Issuance of common stock upon March 2024 Private Placement, net of commissions and offering costs of $6,287	6,278,905	-	-	88,712	-	-	88,712
Additional issuance costs incurred related to issuance of convertible SAFE Note	(3,827)	-	-	24	-	-	24
Treasury stock repurchase	-	-	(17)	-	-	-	(17)
Unrealized comprehensive loss on investments in U.S. Treasury securities	-	-	-	-	(103)	-	(103)
Stock-based compensation expense	-	-	-	12,474	-	-	12,474
Net loss	-	-	-	-	-	(98,333)	(98,333)
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842

The accompanying notes are an integral part of these financial statements.

Lexeo Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(99,961)	$(98,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	1,491	1,373
Reduction in the carrying amount of ROU assets, finance	320	325
Stock-based compensation expense	12,132	12,474
Depreciation and amortization expense	268	304
Non-cash gain on long-term investment	(3,390)	-
Net realized gain on investments in U.S. Treasury securities	(17)	-
Amortization of premium (accretion of discount) on investments in U.S. Treasury securities	111	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,004)	(1,690)
Accounts payable	(1,561)	2,378
Accrued expenses and other current liabilities	(4,445)	3,367
Lease liabilities, operating	(1,496)	(1,336)
Lease liabilities, finance	(9)	10
Net cash used in operating activities	(98,561)	(81,151)
Cash flows from investing activities:
Purchase of property and equipment	(397)	(481)
Purchases of investments	(195,382)	(93,596)
Proceeds from sales or maturities of investments	105,527	-
Net cash used in investing activities	(90,252)	(94,077)
Cash flows from financing activities:
Proceeds from exercise of stock options	59	491
Payments on finance leases	(533)	(410)
Proceeds from common stock issuances under 2023 ESPP	270	-
Treasury stock repurchase	-	(17)
Proceeds from issuance of common stock upon March 2024 Private Placement	-	94,999
Third-party commissions and offering costs incurred upon March 2024 Private Placement	-	(6,287)
Proceeds from issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement	79,999	-
Third-party commissions and offering costs incurred upon May 2025 Private Placement	(6,917)	-
Proceeds from issuance of common stock and pre-funded warrants to purchase common stock upon October 2025 Financing Transactions	153,750	-
Third-party commissions and offering costs incurred upon October 2025 Financing Transactions	(9,833)	-
Net cash provided by financing activities	216,795	88,776
Net change in cash, cash equivalents and restricted cash	27,982	(86,452)
Cash, cash equivalents and restricted cash at beginning of period	38,266	124,718
Cash, cash equivalents and restricted cash at end of period	$66,248	$38,266
Supplemental disclosures of cash flow information
Interest paid	$104	$127
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on investments	$291	$(103)
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase, net of proceeds received from early exercise of unvested stock options subject to repurchase and recorded as deposit liabilities	$37	$59
Unpaid offering costs included in accounts payable and accrued expenses	$25	$-
Reclassifications from property and equipment to prepaid expenses and other current assets	$18	$98
Finance lease right-of use assets and finance lease liabilities recognized	$-	$22
Property and equipment purchased in the prior period and paid in the current period, net of property and equipment purchased in the current period included in accounts payable	$-	$(120)

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

The Company is located in New York, NY and was first formed on February 17, 2017, as an LLC under the laws of the State of Delaware under the legal name Lexeo Therapeutics, LLC. The Company filed and executed a certificate of conversion to a corporation on November 20, 2020, to convert the LLC to Lexeo Therapeutics, Inc, a Delaware corporation. All of the Company’s tangible assets are held in the United States (“U.S.”).

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

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $100.0 million and $98.3 million during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the Company had cash, cash equivalents, and investments in U.S. Treasury Securities of $246.6 million and an accumulated deficit of $380.1 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the year ended December 31, 2024, the Company received total net proceeds of $88.7 million after deducting approximately $6.3 million of commissions and offering expenses in the March 2024 Private Placement (as defined below) (see Note 7). During the year ended December 31, 2025, the Company received total net proceeds of approximately $73.1 million after deducting approximately $6.9 million of commissions and offering expenses in the May 2025 Private Placement (as defined below) (see Note 7), as well as net proceeds of approximately $143.9 million after deducting approximately $9.8 million of underwriter commissions, placement agent fees and estimated offering expenses in the October 2025 Financing Transactions (as defined below) (see Note 7). Management estimates that the Company's current cash, cash equivalents, and investments in U.S. Treasury securities balances are sufficient to fund its operations for at least 12 months from the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the accruals of research and development costs, including accruals of research contract costs, and assumptions used to estimate the fair value of the Company’s stock option awards. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at carrying values, which approximated their fair values and are based on quoted prices in active markets for identical securities. At December 31, 2025 and December 31, 2024, the Company’s cash equivalents were held in U.S. government money market funds. As of December 31, 2025 and 2024, cash consists of cash on deposit with U.S. banks denominated in U.S. dollars, and restricted cash consists of cash on deposit with U.S. banks denominated in U.S. dollars for which its use is restricted and is classified as non-current in the Company’s balance sheet according to the timing of maturity, and is associated with collateral for letters of credit issued in connection with its operating lease right-of-use and finance lease right-of-use assets and corresponding lease liabilities. Cash is stated at its historical carrying amount, which approximates fair value due to its short-term nature. Restricted cash is stated at its historical carrying amount, which approximates fair value. The Company regularly maintains cash and cash equivalents and restricted cash balances with financial institutions that exceed Federal Deposit Insurance Corporation insurance limits.

Investments—Investments consist primarily of U.S. Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date, including the determination of current and non-current classifications based on the contractual maturity dates of the underlying investments. Investments may be sold by the Company prior to contractual maturity. The Company classifies its investments as available-for-sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The Company's current and non-current investments are presented net of premiums of approximately $149,000 and $39,000, respectively, at December 31, 2025.

Net Loss per Share— The Company follows the two-class method when computing net income (loss) as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During the years ended December 31, 2025 and December 31, 2024, 19,117,976 and 3,724,218 total potential common shares, respectively, related to the exercise of outstanding stock options, settlement of outstanding restricted stock units ("RSUs"), settlement of outstanding RSUs that vest upon the achievement of certain performance conditions ("PRSUs"), and exercise of outstanding warrants were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Deferred Offering Costs—The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering in stockholders’ equity as a reduction of additional capital generated as a result of the offering. Should the equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss.

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

General and Administrative—General and administrative expenses consist primarily of the cost of employees to engage in corporate functions, such as finance and accounting, information technology, human resources, and legal and executive management. General and administrative expenses also include rent and occupancy costs, office expenses, depreciation and amortization, other general overhead costs, insurance premiums, professional service fees, and costs related to regulatory and litigation matters.

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

The fair value of each stock option grant under the 2021 Plan and the Company's 2023 Equity Incentive Plan (the "2023 Plan", and together with the 2021 Plan, the “Plans”), and shares issued under the 2023 ESPP, are estimated on the date of stock option grant or on the first date of each employee stock purchase plan offering period, respectively, using the Black-Scholes option-pricing model, while the fair value of each RSU and PRSU granted under the 2023 Plan is equal to the closing price of the Company's common stock on the date of the grant. Prior to its initial public offering ("IPO") on November 3, 2023, the Company was a private company and lacked company-specific historical and implied volatility information for stock options granted. Therefore, the Company estimated its expected stock volatility entirely based on the historical volatility of a publicly traded set of peer companies for stock options granted prior to its IPO, and estimates its expected stock price volatility primarily based on the historical volatility of a publicly traded set of peer companies for stock options granted since its IPO, each for a period equal to the expected life of the stock options granted, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options and expects to continue to do so until such time as it has adequate historical data regarding the expected term of its own stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero as the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

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

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against its deferred tax assets (see Note 10).

The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2025 and December 31, 2024, the Company has not identified any uncertain tax positions.

The Company's policy, to the extent uncertain tax positions exist, is to record interest and penalties related to uncertain tax positions in the provision for income taxes.

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

Segment Information—The Company manages its operations as a single segment for the purposes of assessing performance and allocating resources. The Company is focused on preclinical and clinical stage gene therapies, and specifically on hereditary and acquired diseases of high unmet need. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer ("CEO") and its senior leadership team. The CODM reviews the Company’s financial information on an aggregated basis for purposes of assessing performance and allocating resources. All assets are held in the United States. The Company has not earned any product revenue through December 31, 2025.

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

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do not improve or extend the life of the respective assets are charged to expense in the period incurred. See Note 6 for information regarding the Company’s capitalized operating and finance lease right-of-use assets.

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2025, and December 31, 2024:

	Useful Life	December 31, 2025	December 31, 2024
Furniture and fixtures	5 years	$386	$386
Lab equipment	7 years	1,222	844
Leasehold improvements	7 years	272	272
Total property and equipment		1,880	1,502
Less: accumulated depreciation		(741)	(474)
Total property and equipment, net		$1,139	$1,028

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

Recent Accounting Pronouncements Adopted—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid (Topic 740) ("ASU No. 2023-09"). ASU No. 2023-09 requires a public business entity (a "PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU No. 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for all periods presented, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted ASU No. 2023-09 retrospectively, which only impacted the Company's income tax disclosures with no impact to its balance sheet or its statements of operations and comprehensive loss, stockholders' equity, or cash flows (see Note 10).

Recent Accounting Pronouncements Not Adopted—In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU No. 2024-03"). ASU No. 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to financial statements. ASU No. 2024-03 will be effective for the Company starting in annual periods after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) ("ASU No. 2025-11"). ASU No. 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. ASU No. 2025-11 will be effective for the Company starting in interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

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

The following table presents information about the Company’s financial assets and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$40,178	$-	$-	$40,178
Current portion of investments in U.S. Treasury securities	-	118,767	-	118,767
Investments:
Non-current portion of investments in U.S. Treasury securities	-	64,801	-	64,801
	$40,178	$183,568	$-	$223,746

	As of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$17,636	$-	$-	$17,636
Current portion of investments in U.S. Treasury securities	-	86,504	-	86,504
Investments:
Non-current portion of investments in U.S. Treasury securities	-	7,012	-	7,012
	$17,636	$93,516	$-	$111,152

Investments in U.S. Treasury securities, which are classified as available-for-sale securities, consisted of the following as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$183,380	$188	$-	$183,568
	$183,380	$188	$-	$183,568

	As of December 31, 2024:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$93,619	$-	$(103)	$93,516
	$93,619	$-	$(103)	$93,516

All investments in U.S. Treasury securities classified as available-for-sale securities held as of December 31, 2025 and December 31, 2024 had contractual maturities of less than one year for the current portion of investments in U.S. Treasury securities and between one to two years for the non-current portion of investments in U.S. Treasury securities. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

4. Long-term Investment

In June 2025, the Company entered into a collaboration and license agreement (the "June 2025 CLA") and a preferred stock purchase agreement (the "June 2025 Preferred Stock Purchase Agreement") with Tilia Therapeutics, Inc., now known as Myoventive, Inc., a privately-held Delaware corporation (the "Investee"), to develop therapies for genetic cardiac diseases utilizing a novel non-viral RNA platform. In exchange for access to certain of the Company's expertise in developing cardiac genetic medicines, certain existing preclinical intellectual property, and technology contributed under the terms of the June 2025 CLA, the Company received 10,000,000 shares of the Investee's nonredeemable convertible preferred stock issued under the June 2025 Preferred Stock Purchase Agreement, initially representing approximately 12% of the Investee's issued and outstanding voting stock as of June 30, 2025. Under the terms of the June 2025 CLA, the Company is entitled to certain future milestone payments, royalties, and opt-in rights to certain program(s) (see Note 12).

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued research and development expenses	$4,299	$6,696
Accrued compensation and other personnel costs	4,066	4,112
Accrued general and administrative expenses and other professional fees	839	2,406
Other current liabilities	73	545
Total accrued expenses and other current liabilities	$9,277	$13,759

6. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC 842. In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s balance sheets as of December 31, 2025, and December 31, 2024. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of December 31, 2025 and December 31, 2024 were 3.6 years and 4.6 years, respectively. The components of this operating lease were as follows:

	Year Ended
	December 31,
	2025	2024
Operating lease expense	$2,147	$2,147
Variable lease expense	503	459
Total operating lease expense	$2,650	$2,606
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$2,152	$2,110

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of December 31, 2025:

Year ended December 31	Operating Leases
2026	2,206
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	8,157
Less: present value adjustment	(1,116)
Total operating lease liabilities	$7,041
Included in the balance sheet:
Current portion of lease liabilities - operating	$2,157
Non-current portion of lease liabilities - operating	4,884
Total operating lease liabilities	$7,041

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s balance sheet as of December 31, 2025. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at December 31, 2025 were $2.2 million, $1.1 million and $1.1 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance date of these financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from $4,000 to $18,000. The total aggregate monthly installment payment amount is $49,000 for the Company's equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2025 were 1.7 years, 3.8 years, and 8.61%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2024 were 2.7 years, 4.8 years, and 8.59%, respectively. The components of the equipment finance leases were as follows:

	Year Ended
	December 31,
	2025	2024
Reduction in the carrying amount of ROU assets, finance	$320	$325
Interest on finance lease liabilities	104	127
Total finance lease expense	$424	$452
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$533	$410

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at December 31, 2025:

Year ended December 31	Equipment Finance Leases
2026	537
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	907
Less: imputed interest	(62)
Total finance lease liabilities	$845
Included in the balance sheet:
Current portion of lease liabilities - finance	$518
Non-current portion of lease liabilities - finance	327
Total finance lease liabilities	$845

7. Capital Stock

As of December 31, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of December 31, 2025 and December 31, 2024, 73,001,766 shares and 33,079,209 shares, respectively, of the Company's common stock authorized were issued, including 416 shares and 7,948 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. The Company did not repurchase any shares of its common stock during the year ended December 31, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 8). Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

On March 11, 2024, the Company entered into a common stock purchase agreement to issue and sell an aggregate of 6,278,905 shares of its common stock at a price of $15.13 per share, in a private placement that closed on March 13, 2024 (the "March 2024 Private Placement"). The gross and net proceeds received from the March 2024 Private Placement were approximately $95.0 million and $88.7 million, respectively, after deducting approximately $6.3 million of commissions and other offering costs.

On March 24, 2025, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program (the "ATM Program") under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the Sales Agreement. No shares of the Company's common stock have been sold under the Sales Agreement through December 31, 2025.

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

Approximately $44.3 million, $20.8 million and $14.9 million of the total gross proceeds received in the May 2025 Private Placement were allocated to the shares of common stock, warrants and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of December 31, 2025, none of the warrants and 867,302 pre-funded warrants issued in the May 2025 Private Placement had been exercised. In January 2026, a total of 867,302 warrants issued in the May 2025 Private Placement were exercised (see Note 14).

On October 16, 2025, the Company entered into an underwriting agreement to issue and sell an aggregate of 15,625,000 shares of its common stock at a price of $8.00 per share, less underwriting discounts and commissions, in a public offering that closed on October 20, 2025 (the "October 2025 Public Offering"). In addition, the Company granted the underwriters of the October 2025 Public Offering a 30-day option to purchase up to an additional 2,343,750 shares of the Company's common stock a price of $8.00 per share, less underwriting discounts and commissions (the "30-day Underwriter Option"), which was exercised in full. The gross and net proceeds received from the October 2025 Public Offering including the full exercise of the 30-day Underwriter Option were approximately $143.8 million and $134.6 million, respectively, after deducting approximately $9.2 million of underwriter commissions and other estimated offering costs.

On October 16, 2025, the Company entered into a securities purchase agreement to sell and issue pre-funded warrants to purchase 1,250,015 shares of the Company's common stock at a purchase price of $7.9999 per pre-funded warrant, in a private placement that closed on October 20, 2025 (the "October 2025 Private Placement", and together with the October 2025 Public Offering and the 30-day Underwriter Option, the "October 2025 Financing Transactions"). The gross and net proceeds received from the October 2025 Private Placement were approximately $10.0 million and $9.3 million, respectively, after deducting approximately $0.7 million of placement agent fees and other estimated offering costs. The pre-funded warrants issued in the October 2025 Private Placement do not expire and are immediately exercisable at an exercise price of $0.0001 per pre-funded warrant share, except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock (the "October 2025 Private Placement Maximum Percentage"). The October 2025 Private Placement Maximum Percentage can be changed at the holder's election to any other percentage not in excess of 19.99%, and any increase in the October 2025 Private Placement Maximum Percentage will not be effective until the 61st day after the holder provides notice to the Company of the desired increase.

Approximately $143.8 million and $10.0 million of the total gross proceeds received in the October 2025 Financing Transactions were allocated to the shares of common stock and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of December 31, 2025, none of the pre-funded warrants issued in the October 2025 Financing Transactions had been exercised.

The Company had reserved the following number of shares of common stock for the exercise of outstanding warrants, exercise of outstanding pre-funded warrants, exercise of outstanding stock options, settlement of outstanding RSUs and PRSUs, and future issuances of stock-based awards:

	December 31, 2025	December 31, 2024
Warrants to purchase shares of common stock	13,876,838	-
Pre-funded warrants to purchase shares of common stock	6,096,254	-
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	4,396,860	3,457,918
RSUs and PRSUs subject to settlement in shares of common stock under the 2023 Plan	844,278	266,300
Shares available for issuance under the 2023 Plan	2,132,156	2,185,328
Shares available for issuance under the 2023 ESPP	733,239	505,284
Total shares of common stock reserved for future issuance	28,079,625	6,414,830

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

On January 1, 2026, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 3,650,088 shares and 477,200 shares, respectively, to totals of 6,804,770 shares and 1,210,439 shares, respectively. As of December 31, 2025, 2,132,156 shares and 733,239 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. A total of 102,837 shares have been issued under the 2023 ESPP through December 31, 2025.

On November 4, 2025, the Company's board of directors adopted the Lexeo Therapeutics, Inc. 2025 Inducement Equity Incentive Plan (the "2025 Inducement Equity Plan") and, subject to the adjustment provisions of the 2025 Inducement Equity Plan, reserved 2,000,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2025 Inducement Equity Plan.

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of its common stock during the year ended December 31, 2025, and repurchased a total of 3,827 shares of its common stock issued pursuant to the early exercise of stock options granted under the 2021 Plan for a total of approximately $17,000 during the year ended December 31, 2024, which was recorded to treasury stock in the Company's balance sheet (see Note 7).

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

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the year ended December 31, 2025:

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2024	3,457,918	$11.37	8.18	$2,851
Granted	1,450,904	5.57
Exercised	(15,300)	3.83		62
Forfeited	(415,707)	8.96
Expired	(80,955)	7.66
Outstanding as of December 31, 2025	4,396,860	$9.75	7.60	$11,304
Options exercisable at December 31, 2025	2,556,582	$9.94	6.69	$6,529

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and December 31, 2024 was $4.22 per share and $11.58 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was $1.3 million.

The total grant date fair values of stock options vested during the years ended December 31, 2025 and December 31, 2024 were $10.3 million and $7.1 million, respectively.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31,
	2025	2024
Risk-free interest rates	3.78 - 4.57%	3.48 - 4.57%
Expected term (in years), weighted-average	5.79	6.02
Expected volatility, range	88.12 - 98.90%	84.61 - 88.19%
Expected volatility, weighted-average	92.25%	85.85%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of December 31, 2025 there was $6.3 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 2.20 years.

RSU and PRSU activity

RSUs granted under the 2023 Plan generally vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters, subject to requisite service requirements. During the year ended December 31, 2025, a total of 217,500 PRSUs were granted to certain employees under the 2023 Plan that vest upon the achievement of certain performance conditions generally over an approximate 18-month period, subject to requisite service requirements. Additionally, during the year ended December 31, 2025, a total of 77,650 RSUs were granted to employees under the 2023 Plan that vest over a two-year period with 50% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following four quarters, subject to requisite service requirements.

The following table summarizes the RSU activity under the 2023 Plan for the year ended December 31, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	266,300	$15.59
Granted	664,684	5.45
Vested	(101,448)	15.51
Forfeited	(125,958)	7.49
Unvested as of December 31, 2025	703,578	$7.47

As of December 31, 2025 there was $3.0 million of unrecognized stock-based compensation expense related to RSUs estimated to be recognized over a weighted-average period of 2.66 years.

The following table summarizes the PRSU activity under the 2023 Plan for the nine months ended December 31, 2025:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2024	-	$-
Granted	217,500	7.25
Vested	(76,800)	7.11
Forfeited	-	-
Unvested as of December 31, 2025	140,700	$7.33

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning of the offering period or the end of each six-month purchase period. Each offering period of two years will consist of four six-month purchase periods, subject to reset on the first day of each purchase period depending on the fair market values of the Company's stock. Employees may not purchase more than 6,000 shares of the Company's common stock during any purchase period. The first purchase period within the first offering period under the 2023 ESPP commenced during the three months ended December 31, 2024 and concluded during the three months ended March 31, 2025; following reset, the first purchase period within the second offering period commenced during the three months ended March 31, 2025 and concluded during the three months ended September 30, 2025; and the second purchase period within the second offering period commenced during the three months ended September 30, 2025. As of and during the year ended December 31, 2025, stock-based compensation expense recorded, as well as the estimated fair value of unearned and unrecognized stock-based expense expected to be recorded, related to the 2023 ESPP were not material. During the year ended December 31, 2025, a total of 102,837 shares were issued under the 2023 ESPP at a weighted average purchase price of $2.62 per share with total proceeds of approximately $0.3 million received by the Company.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s statements of operations and comprehensive loss:

	Year Ended
	December 31,
	2025	2024
Research and development expense	$5,524	$6,001
General and administrative expense	6,608	6,473
Total stock-based compensation expense	$12,132	$12,474

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(99,961)	$(98,333)
Denominator:
Weighted-average common shares outstanding, basic and diluted	53,645,323	31,787,491
Net loss per share attributable to common stockholders, basic and diluted	$(1.86)	$(3.09)

10. Income Taxes

The components of net income (loss) before income tax expense are as follows:

	Year Ended
	December 31,
	2025	2024
Domestic	$(99,670)	$(98,436)
Total	$(99,670)	$(98,436)

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2025, and December 31, 2024:

	Year Ended
	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax Income (Loss)	$(99,670)		$(98,436)
US Federal Statutory Tax Rate	(20,931)	21.00%	(20,671)	21.00%
Tax Credits:
Tax Credit - Federal R&D Credit	5,523	(5.54)	(678)	0.69
Tax Credit - Orphan Drug Credit	(1,970)	1.98	(2,995)	3.04
Change in valuation allowance	16,430	(16.48)	22,903	(23.27)
Nontaxable or Nondeductible Items:
Other	948	(0.95)	1,441	(1.46)
Total	$-	0.00%	$-	0.00%

The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to New York and New York City, where the Company has significant business activities. This state has higher effective tax rates compared to other jurisdictions where the Company operates, and together, it accounts for more than half of the Company's total state tax expense.

The principal components of the Company's deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are as follows:

	Year Ended
	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$56,868	$33,295
Tax credits	7,190	10,743
Intangibles	5,167	5,918
Capitalized R&D expenses	43,720	39,338
Lease liabilities	2,204	2,818
Other deferred tax assets	6,225	6,292
Total deferred tax assets	121,374	98,404
Valuation allowance	(118,935)	(95,426)
Net deferred tax assets	$2,439	$2,978

	Year Ended
	December 31,
	2025	2024
Deferred tax liabilities:
Right of use asset	$(2,059)	$(2,663)
Other deferred tax liabilities	(380)	(315)
Total deferred tax liabilities	(2,439)	(2,978)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2025 and 2024, the Company had federal net operating loss ("NOL") carryforwards of approximately $182.0 million and $106.4 million, respectively, which can be carried forward indefinitely. As of December 31, 2025 and 2024, the Company had state and local net operating loss carryforwards of approximately $362.9 million and $212.7 million, respectively, which begin to expire in 2040.

As of December 31, 2025 and 2024, the Company had federal tax credits of $7.2 million and $10.7 million, respectively, which begin to expire in 2040.

The Tax Cuts and Jobs Act (the "TCJA") resulted in significant changes to the treatment of research and developmental (“R&D”) expenditures under Section 174 of the Internal Revenue Code of 1986, as amended (the "IRC"). For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention.

For tax years beginning after December 31, 2024, the One Big Beautiful Bill Act enacted a new rule under Section 174A of the IRC allowing companies to immediately expense any domestic R&D expenditures. For domestic R&D, companies may either immediately expense or elect to capitalize and amortize over at least 60 months under Section 174A of the IRC. However, foreign R&D continues to require capitalization subject to the mandatory 15-year amortization period under Section 174 of the IRC.

For domestic R&D expenditures that were previously capitalized in tax years 2022-2024 under the prior TCJA, companies may elect to recover the remaining unamortized balance by either (1) expensing fully in the first year beginning after December 31, 2024, (2) expensing ratably over two years beginning after December 31, 2024, or (3) continue amortizing over the remaining life.

The Company has elected to continue amortizing the previously capitalized costs over their remaining life. Beginning in tax year 2025, instead of immediately expensing domestic R&D expenditures under Section 174A of the IRC, the Company elected to capitalize and amortize its domestic R&D expenditures under Section 59(e) of the IRC over a 10-year period. Any foreign R&D costs will continue to be capitalized and amortized over 15 years in accordance with the requirements of Section 174 of the IRC.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and December 31, 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. As a result, the Company increased its valuation allowance by $23.5 million as of December 31, 2025.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the IRC, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period.

The Company conducted ownership analyses under IRC Section 382 as of September 30, 2024 and December 31, 2025 and determined the Company experienced ownership changes on November 7, 2023 and May 28, 2025, respectively, that limit the Company’s ability to utilize its federal NOLs and tax credits. As a result of the ownership changes, the Company is subject to an annual limitation of approximately $2.4 million on its ability to utilize its federal NOLs and tax credits recognized before May 28, 2025, inclusive of the ownership change that occurred on November 7, 2023. Due to the limitations, no federal NOLs are expected to expire unutilized and $10.6 million of federal tax credits that had been available to offset future tax liabilities, prior to the date of the ownership changes, are expected to expire unutilized. As a result, during the year ended December 31, 2025, the Company reduced its deferred tax assets related to the federal tax credits, which was offset by a corresponding decrease in the valuation allowance.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and December 31, 2024, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to uncertain tax positions on the income tax expense line in the accompanying statements of operations. As of December 31, 2025 and December 31, 2024, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The resolution of tax matters is not expected to have a material effect on the Company's financial statements. The Company’s tax years remain open under statute from December 31, 2022 to the present.

The following summarizes the Company's capital base and franchise taxes paid (net of refunds received) for the years presented below:

	Year Ended
	December 31,
	2025	2024
Federal	$-	$-
State	551	133
Total	$551	$133

The following summarizes the jurisdictions that exceeded 5% of the Company's total capital base and franchise taxes paid (net of refunds) for the years presented below:

	Year Ended
	December 31,
	2025	2024
New York	$352	$98
New York City	$192	$35

11. Commitments and Contingencies

Leases—As of December 31, 2025, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 6).

Commitments—As of December 31, 2025, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 12). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

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

12. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich's ataxia ("FA") (as amended in February 2022, the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of December 31, 2025, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

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

Upon expiration of the royalty term of a given licensed product in a country, the respective license becomes non-exclusive and royalty-free. In addition, each of the May 2020 Cornell License Agreements may be terminated by the Company for any reason upon ninety (90)-days’ advance notice to Cornell and by Cornell upon the Company’s material uncured breach, and all licenses and rights granted by either party under such agreement will concurrently terminate.

On April 21, 2024, the Company entered into the Third License Agreement (as amended, the “Third Cornell License Agreement,” together with the May 2020 Cornell License Agreements, the “Cornell License Agreements”) with Cornell. Pursuant to the Third Cornell License Agreement, Cornell has granted the Company an exclusive license to practice under certain patent rights generated in animal studies conducted by Cornell on behalf of the Company and a non-exclusive license to know-how concerning a gene therapy for FA cardiomyopathy and current and future data generated in an ongoing investigator-initiated Phase 1A trial of AAVrh.10hFXN to treat FA cardiomyopathy. Both licenses are worldwide and cover products with human and non-human prophylactic and therapeutic uses. Cornell has also granted the Company a right of reference to Cornell’s Investigational New Drug application for a gene therapy for FA cardiomyopathy.

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

Cornell may terminate the Third Cornell License Agreement if the Company (i) breaches the Third Cornell License Agreement (subject to a cure period), (ii) participates in any proceeding challenging the validity of the licensed patents, (iii) publishes the licensed data without Cornell’s prior written consent, or (iv) does not reach certain milestones. Cornell may also terminate the Third Cornell License Agreement in part on a product-by-product basis if the Company does not diligently develop and sell a product. The Company may terminate the Third Cornell License Agreement, in whole or in part with respect to the right of reference, or the licensed data, know-how, or patent rights, with 90 days’ prior written notice to Cornell.

On December 17, 2025, the Company executed a Second Amendment to the Third Cornell License Agreement (the “Second Amendment to the Third Cornell License Agreement”), which added a one-time fee of $0.1 million for additional data transfer and processing.

During the year ended December 31, 2025, the Company incurred $0.2 million and paid $0.1 million in connection with the Amended Cornell License Agreements. During the year ended December 31, 2024, the Company incurred and paid $0.7 million in connection with the Amended Cornell License Agreements.

Stelios Therapeutics, Inc.—Stelios Therapeutics, Inc. (“Stelios”) was an early-stage company developing novel adeno-associated AAV-based gene therapies for rare cardiac conditions including arrhythmogenic cardiomyopathy and TNNI3-associated hypertrophic cardiomyopathy. On July 16, 2021, the Company acquired 100% of the outstanding stock of Stelios that was accounted for as an asset acquisition pursuant to FASB ASC 805, Business Combinations. The Company is required to pay up to a remaining aggregate of $12.5 million to the selling shareholders of Stelios upon the achievement of certain development milestones, excluding a $6.0 million development milestone that was achieved in the third quarter of 2024 and paid in the fourth quarter of 2024. Dr. Eric Adler, the Company's former Chief Medical Officer and Head of Research, was a co-founder of Stelios and a selling shareholder. Of the $6.0 million development milestone payment, Dr. Adler received approximately $1.3 million. Stelios was merged into the Company on December 15, 2022 and ceased to exist.

The Regents of the University of California, San Diego—Stelios entered into an exclusive worldwide license agreement on April 23, 2020 (as amended, the “First UCSD Agreement”) with The Regents of UCSD to in-license materials and intellectual property related to a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The First UCSD Agreement relates to the Company’s development efforts for its LX2021 program. In connection with the First UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The First UCSD Agreement required Stelios to pay one-time up-front non-refundable cash fees of $20,000 for each agreement and requires the Company to pay aggregate development and commercialization milestones of up to $4.8 million, and low- to mid-single digit royalties and low-single digit royalties based on aggregate net sales. The only research and development expense incurred by Stelios or the Company, and payment made to The Regents of UCSD through December 31, 2025 under the terms of the First UCSD Agreement, was the one-time up-front non-refundable cash fee of $20,000. The Company has the right to terminate the First UCSD Agreement at any time upon sixty (60)-days’ written notice to The Regents of UCSD.

Stelios entered into an exclusive worldwide license agreement on August 6, 2020 (as amended, the “Second UCSD Agreement”) with The Regents of UCSD to in-license materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy. On November 14, 2025, the Company entered into an amended and restated license agreement with UCSD, which amended and restated in its entirety, the Second UCSD Agreement (the "Amended and Restated Second UCSD Agreement"). The Amended and Restated Second UCSD Agreement maintained the Company's prior exclusive worldwide license to materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy, replaced Stelios with the Company as licensee, and exclusively in-licensed additional materials and intellectual property related to the LX2022 program. Stelios previously paid a one-time up-front non-refundable cash fee of $20,000 under the Second UCSD Agreement. The Amended and Restated Second UCSD Agreement requires the Company to pay aggregate development and commercialization milestones of up to $2.4 million, and low-single digit royalties based on aggregate net sales. The only research and development expense incurred by Stelios or the Company, and payment made to The Regents of UCSD through December 31, 2025 under the terms of the Second UCSD Agreement and the Amended and Restated Second UCSD Agreement, was the one-time up-front non-refundable cash fee of $20,000. The Company has the right to terminate the Amended and Restated Second UCSD Agreement at any time upon sixty (60)-days’ written notice to The Regents of UCSD.

On October 4, 2021, the Company entered into an exclusive worldwide license agreement (as amended, the “Third UCSD Agreement” and collectively with the First UCSD Agreement and the Amended and Restated Second UCSD Agreement, the “UCSD Agreements”) with The Regents of UCSD to in-license materials and intellectual property related to LX2020, a gene therapy for arrhythmogenic right ventricular cardiomyopathy. The Third UCSD Agreement relates to the Company’s development efforts for its LX2020 program. In connection with the Third UCSD Agreement, the Company gained access to inventions, patent rights, technology, and licensed methods that it continues to develop, and it has assumed all worldwide development and commercialization activities with respect to the licensed technology. The Third UCSD Agreement required the Company to pay a one-time up-front non-refundable cash fee of $20,000 and requires the Company to pay aggregate development and commercialization milestones of up to $4.0 million, and low- to mid-single digit royalties based on aggregate net sales. Research and development expenses incurred by the Company and payments made to The Regents of UCSD under the terms of the Third UCSD Agreement include the one-time up-front non-refundable cash fee of $20,000 as well as a $0.1 million development milestone that was achieved during the third quarter of 2024. The Company has the right to terminate the Third UCSD Agreement at any time upon sixty (60)-days’ written notice to The Regents of UCSD.

On December 3, 2021, the Company entered into two sponsored research agreements with The Regents of UCSD (the "First UCSD SRA", the "Second UCSD SRA", and collectively, the “Initial UCSD SRAs”) for the Company’s LX2020, LX2021 and LX2022 programs in connection with the UCSD Agreements. Under the terms of the Initial UCSD SRAs, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by The Regents of UCSD or resulting inventions jointly owned between the Company and The Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Initial UCSD SRAs each have a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30)-days’ written notice to The Regents of UCSD. The total costs to be invoiced to the Company over the terms of the Initial UCSD SRAs are $5.6 million.

On April 13, 2024, the Company entered into a third sponsored research agreement with The Regents of UCSD (as amended, the “Third UCSD SRA”) for the Company’s LX2022 program in connection with the Second UCSD Agreement. Under the terms of the Third UCSD SRA, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by The Regents of UCSD or resulting inventions jointly owned between the Company and The Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Third UCSD SRA has a two-year term and may be terminated early by the Company at any time upon the giving of thirty (30)-days’ written notice to The Regents of UCSD. The costs to be invoiced to the Company over the term of the Third UCSD SRA are $0.7 million, and the Company may incur additional costs of $0.6 million under the Third UCSD SRA if certain study objectives are met.

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

During the year ended December 31, 2025, the Company incurred $0.5 million and paid $0.1 million to The Regents of UCSD in connection with the Amended UCSD SRAs. During the year ended December 31, 2024, the Company incurred $1.2 million and paid $1.6 million to The Regents of UCSD in connection with the Amended UCSD SRAs. The Company has incurred and paid cumulative totals of $5.7 million and $4.9 million, respectively, to The Regents of UCSD as of December 31, 2025, in connection with the Amended UCSD SRAs.

Myoventive, Inc.—In June 2025, the Company entered into a Collaboration and License Agreement with Tilia Therapeutics, Inc., now known as Myoventive, Inc. ("Myoventive" and the "Myoventive Agreement"), to develop therapies for genetic cardiac diseases utilizing a novel non-viral RNA platform.

Under the terms of the Myoventive Agreement, the Company contributed expertise in developing cardiac genetic medicines, certain existing preclinical intellectual property, and technology, which will be combined with a novel non-viral delivery platform. As consideration for its contributions, the Company received a double-digit percentage equity position in Myoventive and will be entitled to future milestone payments, royalties, and opt-in rights to certain program(s).

Abiomed, Inc. (Johnson & Johnson subsidiary)—In December 2025, the Company entered into a Collaboration Agreement with Abiomed, Inc. ("Abiomed" and the "Abiomed Agreement"), to investigate localized cardiac delivery of gene therapy. Under the Abiomed Agreement, the parties intend to advance the potential efficacy and safety profile of gene therapy for genetically mediated cardiovascular diseases by concentrating AAV-vector delivery to the heart by investigating cutting-edge routes of administration using the ImpellaTM heart pump technology. The Company did not incur or pay any research and development costs in connection with the Abiomed Agreement for the year ended December 31, 2025.

13. Segment Information

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

The following table contains additional information on the Company's net loss, including significant segment expenses for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Research and development expense
LX2006	$18,163	$14,256
LX2020	15,413	23,451
LX1001	1,168	4,501
Other programs	2,075	3,424
Employee compensation expenses	15,183	16,010
Lab-related costs and supplies	1,550	1,367
All other research and development expense	10,245	11,082
General and administrative expense
Employee compensation expenses	8,461	6,685
All other general and administrative expense	36,999	24,990
Other income and expense, net	(9,296)	(7,433)
Net loss	$(99,961)	$(98,333)

14. Subsequent Events

Subsequent events have been evaluated through March 30, 2026, which is the date that these financial statements were issued and were available to be issued.

In January 2026, warrants to purchase 867,302 shares of the Company's common stock at an exercise price of $2.82 per share that were issued in the May 2025 Private Placement were exercised with total proceeds of approximately $2.4 million received by the Company (see Note 7).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management assessed and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting a required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC related to emerging growth and smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

On November 13, 2025, R. Nolan Townsend, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 116,500 shares of common stock, commencing on April 3, 2026. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 11, 2027, or earlier if all transactions under the trading arrangement are completed.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be held in June 2026 to be filed with the SEC on or before April 30, 2026, or the Proxy Statement, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

4.1¥	Amended and Restated Investors’ Rights Agreement, dated August 10, 2021, by and among the Registrant and certain of its stockholders	S-1	333-274777	4.1	September 29, 2023

4.2	Form of Pre-Funded Warrant	8-K	001-41855	4.1	May 27, 2025

4.3	Form of Pre-Funded Warrant	8-K	001-41855	4.1	October 17, 2025

4.4	Form of Common Warrant	8-K	001-41855	4.2	May 27, 2025

4.5	Form of Common Stock Certificate of the Registrant	S-1/A	333-274777	4.2	October 30, 2023

4.6	Description of Securities of the Registrant	10-K	001-41855	4.3	March 11, 2024

10.1+	2021 Equity Incentive Plan, as amended from time to time and Form of Stock Option Agreement, Early Exercise Notice and Restricted Stock Purchase Agreement, and Exercise Notice	10-Q	001-41855	10.1	August 12, 2024

10.2	Form of Registration Rights Agreement dated, May 27, 2025, by and among the Company and the Purchasers	8-K	001-41855	10.2	May 27, 2025

10.3	Form of Registration Rights Agreement dated, October 16, 2025, by and among the Company and the Purchaser	8-K	001-41855	10.2	October 17, 2025

10.4+	2023 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice and Restricted Stock Unit Award Notice	S-1/A	333-274777	10.2	October 30, 2023

10.5+	2023 Employee Stock Purchase Plan	S-1/A	333-274777	10.3	October 30, 2023

10.6¥†	Third License Agreement, dated April 21, 2024, by and between Cornell University and the Company	10-Q	001-41855	10.3	August 12, 2024

10.7†	Amendment No. 1, dated May 21, 2024, to the Third License Agreement, dated April 21, 2024, by and between Cornell University and the Company	10-Q	001-41855	10.3	August 14, 2025

10.8+	Employment Agreement, as amended on September 14, 2025, by and between the Company and R. Nolan Townsend	10-Q	001-41855	10.3	November 5, 2025

10.9+	Employment Agreement, as amended on September 14, 2025, by and between the Company and Jose Manuel Otero	10-Q	001-41855	10.4	November 5, 2025

10.10+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-274777	10.4	September 29, 2023

10.11+	2025 Inducement Equity Incentive Plan and related form documents	10-Q	001-41855	10.5	November 5, 2025

10.12+	Employment Agreement, as amended on September 14, 2025, by and between the Company and Louis Tamayo	10-Q	001-41855	10.6	November 5, 2025

10.13+†	Consulting Agreement, dated October 9, 2020, between LEXEO Therapeutics, LLC and Ronald G. Crystal, M.D.	S-1	333-274777	10.8	September 29, 2023

10.14*+†	Transition and Consulting Agreement, effective February 1, 2026, by and between LEXEO Therapeutics, Inc. and Eric Adler, M.D.

10.15†	Amendment No. 4, effective March 5, 2025, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, LLC and Cornell University	10-Q	001-41855	10.8	November 5, 2025

10.16†	Amendment No. 3, effective April 1, 2024, to the Second License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, LLC and Cornell University	10-Q	001-41855	10.9	November 5, 2025

10.17¥†	Stock Purchase Agreement, dated July 16, 2021, by and among LEXEO Therapeutics, Inc., Stelios Therapeutics, Inc., The Cystinosis Research Foundation, Eric Adler, M.D., Farah Sheikh, Ph.D., Jeffrey M. Ostrove, Ph.D., and Stephanie Cherqui, Ph.D., and Jeffery M. Ostrove, Ph.D., as Stockholders’ Representative	S-1	333-274777	10.10	September 29, 2023

10.18¥†	License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and The Regents of the University of California	S-1	333-274777	10.11	September 29, 2023

10.19†	Amendment No. 1, effective August 8, 2024 to the License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and The Regents of the University of California	10-Q	001-41855	10.10	November 5, 2025

10.20*†	Amendment No. 2, effective May 28, 2025 to the License Agreement, dated October 4, 2021, by and between LEXEO Therapeutics, Inc. and The Regents of the University of California

10.21¥†	License Agreement, dated April 23, 2020, by and between Stelios Therapeutics, Inc. (as successor-in-interest to ARVC Therapeutics, Inc.) and The Regents of the University of California	S-1	333-274777	10.12	September 29, 2023

10.22†	Amendment No. 1, effective June 4, 2025, to the License Agreement, dated August 6, 2020, by and between Stelios Therapeutics, Inc. and The Regents of the University of California	10-Q	001-41855	10.12	November 5, 2025

10.23*†	Amended and Restated License Agreement, effective November 14, 2025, by and between Lexeo Therapeutics, Inc. and The Regents of the University of California

10.24¥†	License Agreement, dated August 6, 2020, by and between Stelios Therapeutics, Inc. and The Regents of the University of California	S-1	333-274777	10.13	September 29, 2023

10.25†	Amendment No. 1, effective May 30, 2025, to the License Agreement, dated April 23, 2020, by and between Stelios Therapeutics, Inc. (as successor-in-interest to ARVC Therapeutics, Inc.) and The Regents of the University of California	10-Q	001-41855	10.13	November 5, 2025

10.26¥†	ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and The Regents of the University of California, as amended by Amendment No. 1, dated April 5, 2023	S-1	333-274777	10.14	September 29, 2023

10.27¥†	TNNI3 Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and The Regents of the University of California, as amended by Amendment No. 1, dated April 19, 2023	S-1	333-274777	10.15	September 29, 2023

10.28¥†	First License Agreement, dated May 28, 2020, between LEXEO Therapeutics, LLC and Cornell University	S-1	333-274777	10.16	September 29, 2023

10.29¥†	Second License Agreement, dated May 28, 2020, between LEXEO Therapeutics, LLC and Cornell University	S-1	333-274777	10.17	September 29, 2023

10.30†	Amendment No. 1, dated January 13, 2022, to the Second License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University	S-1	333-274777	10.18	September 29, 2023

10.31†	Amendment No. 1, dated July 4, 2022, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University and Amendment No. 2, dated July 1, 2022, to the Second License Agreement, dated May 28, 2020 (as amended by Amendment No. 1 to the Second License Agreement, dated January 13, 2022)	S-1	333-274777	10.19	September 29, 2023

10.32†	Amendment No. 2, dated September 28, 2022, to the First License Agreement, dated May 28, 2020, by and between LEXEO Therapeutics, Inc. and Cornell University (as amended by Amendment No. 1 to the First License Agreement, dated July 4, 2022)	S-1	333-274777	10.20	September 29, 2023

10.33¥†	License Agreement, dated January 19, 2021, between Adverum Biotechnologies, Inc. and LEXEO Therapeutics, Inc., as amended by the First Amendment, dated February 28, 2022	S-1	333-274777	10.22	September 29, 2023

10.34	Amendment No. 3, dated February 11, 2024, to the First License Agreement, dated May 28, 2020, by and between Lexeo Therapeutics, Inc. and Cornell University (as amended by Amendment No. 1 to the First License Agreement, dated July 4, 2022 and Amendment No. 2 to the First License Agreement, dated September 28, 2022)	S-1	333-278566	10.21	April 9, 2024

10.35¥†	Third Sponsored Research Agreement, dated April 13, 2024, by and between the Company and The Regents of University of California, San Diego	10-K	001-41855	10.27	March 24, 2025

10.36†	Amendment No. 2, dated April 13, 2024, to the TNNI3 Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and The Regents of the University of California, as amended	10-K	001-41855	10.28	March 24, 2025

10.37¥†	Amendment No. 2, dated August 31, 2023, to the ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and The Regents of the University of California, as amended	10-K	001-41855	10.29	March 24, 2025

10.38¥†	Amendment No. 3, dated April 19, 2024, to the ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and The Regents of the University of California, as amended	10-K	001-41855	10.30	March 24, 2025

10.39¥†	Amendment No. 4, dated September 27, 2024 to the ARVC Research Agreement, dated December 3, 2021, between LEXEO Therapeutics, Inc. and The Regents of the University of California, as amended	10-K	001-41855	10.31	March 24, 2025

10.40	Sales Agreement, dated as of March 24, 2025, by and between Lexeo Therapeutics, Inc. and Leerink Partners LLC	10-K	001-41855	10.32	March 24, 2025

10.41*†	Amendment No. 2, effective December 22, 2025, to the Third License Agreement, dated April 21, 2024, by and between Lexeo Therapeutics, Inc. and Cornell University, as amended

10.42*+†	Transition and Consulting Agreement, effective December 1, 2025, by and between LEXEO Therapeutics, Inc. and Jenny Robertson

14.1	Code of Ethics	10-K	001-41855	14.1	March 11, 2024

19.1	Insider Trading and Window Period Policy	10-K	001-41855	19.1	March 24, 2025

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-41855	97.1	March 11, 2024

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
R. Nolan Townsend
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Nolan Townsend, Louis Tamayo and Youjin Choi as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that the attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Nolan Townsend R. Nolan Townsend	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026

/s/ Louis Tamayo	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Louis Tamayo

/s/ Mette Kirstine Agger Mette Kirstine Agger	Director	March 30, 2026

/s/ Steven Altschuler Steven Altschuler, M.D.	Director	March 30, 2026

/s/ Paula HJ Cholmondeley Paula HJ Cholmondeley	Director	March 30, 2026

/s/ Brenda Cooperstone Brenda Cooperstone, M.D.	Director	March 30, 2026

/s/ Reinaldo Diaz Reinaldo Diaz	Director	March 30, 2026

/s/ Tolga Tanguler Tolga Tanguler	Director	March 30, 2026

/s/ Tim Van Hauwermeiren Tim Van Hauwermeiren	Director	March 30, 2026