Form 10-Q
period 2026-03-31
Lexeo Therapeutics, Inc.
filed 2026-05-11
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant had 78,521,634 shares of common stock outstanding as of May 7, 2026.

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

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$71,768	$63,000
Current portion of investments in U.S. Treasury securities	121,275	118,767
Prepaid expenses and other current assets	7,819	6,625
Total current assets	200,862	188,392
Non-current portion of investments in U.S. Treasury securities	34,510	64,801
Long-term investment	3,390	3,390
Restricted cash	3,248	3,248
Property and equipment, net	1,101	1,139
Lease right-of-use assets - finance	1,060	1,140
Lease right-of-use assets - operating	6,185	6,578
Total assets	$250,356	$268,688

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,335	$4,856
Accrued expenses and other current liabilities	8,159	9,277
Current portion of lease liabilities - finance	528	518
Current portion of lease liabilities - operating	2,167	2,157
Total current liabilities	14,189	16,808
Non-current liabilities
Non-current portion of lease liabilities - finance	198	327
Non-current portion of lease liabilities - operating	4,472	4,884
Total liabilities	18,859	22,019

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of March 31, 2026; 74,087,063 shares issued and 74,086,737 shares outstanding as of March 31, 2026; 500,000,000 shares authorized as of December 31, 2025; 73,001,766 shares issued and 73,001,350 shares outstanding as of December 31, 2025	7	7
Treasury stock, at cost, 3,827 common shares as of March 31, 2026 and as of December 31, 2025	(17)	(17)
Additional paid-in capital	631,979	626,625
Accumulated other comprehensive gain (loss)	(142)	188
Accumulated deficit	(400,330)	(380,134)
Total stockholders' equity	231,497	246,669
Total liabilities and stockholders' equity	$250,356	$268,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$15,703	$17,171
General and administrative	6,630	16,634
Total operating expenses	22,333	33,805
Operating loss	(22,333)	(33,805)
Other income and expense
Other expense, net	(1)	(4)
Interest expense	(17)	(28)
Interest income	2,113	1,193
(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net	42	(12)
Total other income and expense	2,137	1,149
Loss from operations before income taxes	(20,196)	(32,656)
Income taxes	-	-
Net loss	$(20,196)	$(32,656)
Other comprehensive gain (loss)
Net unrealized gain (loss) on investments	(330)	49
Total other comprehensive gain (loss)	(330)	49
Comprehensive loss	$(20,526)	$(32,607)
Net loss per common share, basic and diluted	$(0.25)	$(0.99)
Weighted-average number of shares outstanding used in computation of net loss per common share, basic and diluted	81,183,812	33,113,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	73,001,350	$7	$(17)	$626,625	$188	$(380,134)	$246,669
Issuance of common stock upon vesting and settlement of restricted stock units	163,310	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	52,285	-	-	143	-	-	143
Issuance of common stock upon exercise of common warrants	867,302	-	-	2,446	-	-	2,446
Exercise of stock options	2,400	-	-	9	-	-	9
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	90	-	-	1	-	-	1
Unrealized comprehensive loss on investments in U.S. Treasury securities	-	-	-	-	(330)	-	(330)
Stock-based compensation expense	-	-	-	2,755	-	-	2,755
Net loss	-	-	-	-	-	(20,196)	(20,196)
Balances at March 31, 2026	74,086,737	$7	$(17)	$631,979	$(142)	$(400,330)	$231,497

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842
Issuance of common stock upon vesting and settlement of restricted stock units	52,446	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	65,342	-	-	170	-	-	170
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,816	-	-	13	-	-	13
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	49	-	49
Stock-based compensation expense	-	-	-	3,697	-	-	3,697
Net loss	-	-	-	-	-	(32,656)	(32,656)
Balances at March 31, 2025	33,191,865	$3	$(17)	$401,012	$(54)	$(312,829)	$88,115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,196)	$(32,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	393	361
Reduction in the carrying amount of ROU assets, finance	80	80
Stock-based compensation expense	2,755	3,697
Depreciation and amortization expense	73	60
Amortization of premium (accretion of discount) on investments in U.S. Treasury securities	(42)	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,119)	(362)
Accounts payable	(1,596)	5,143
Accrued expenses and other current liabilities	(1,092)	2,315
Lease liabilities, operating	(402)	(357)
Lease liabilities, finance	2	(9)
Net cash used in operating activities	(21,144)	(21,716)
Cash flows from investing activities:
Purchase of property and equipment	(35)	-
Proceeds from sales or maturities of investments	27,495	15,600
Net cash provided by investing activities	27,460	15,600
Cash flows from financing activities:
Proceeds from exercise of common warrants	2,446	-
Proceeds from exercise of stock options	9	-
Payments on finance leases	(121)	(159)
Proceeds from common stock issuances under 2023 ESPP	143	170
Third-party commissions and offering costs incurred upon October 2025 Financing Transactions	(25)	-
Net cash provided by financing activities	2,452	11
Net change in cash, cash equivalents and restricted cash	8,768	(6,105)
Cash, cash equivalents and restricted cash at beginning of period	66,248	38,266
Cash, cash equivalents and restricted cash at end of period	$75,016	$32,161
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on investments	$(330)	$49
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	$1	$13
Unpaid offering costs included in accounts payable and accrued expenses	$75	$478
Property and equipment purchased in the prior period and paid in the current period, net of property and equipment purchased in the current period included in accounts payable	$-	$77

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

These unaudited condensed financial statements and these notes reflect the operations of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 30, 2026. The unaudited condensed balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. Certain prior period balances have been reclassified to conform to the current period presentation.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $20.2 million and $100.0 million during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. As of March 31, 2026, the Company had cash, cash equivalents, and investments in U.S. Treasury Securities of $227.6 million and an accumulated deficit of $400.3 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the year ended December 31, 2025, the Company received total net proceeds of approximately $73.1 million after deducting approximately $6.9 million of commissions and offering expenses in the May 2025 Private Placement (as defined below) (see Note 8), as well as net proceeds of approximately $143.9 million after deducting approximately $9.8 million of underwriter commissions, placement agent fees and estimated offering expenses in the October 2025 Financing Transactions (as defined below) (see Note 8). In April 2026, the Company sold 4,424,778 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink (each as defined below) at a volume-weighted average price of $5.65 per share, and received gross and net proceeds of $25.0 million and approximately $23.6 million, respectively, after deducting approximately $0.8 million of fees paid to Leerink and $0.6 million of other third-party offering costs (see Note 8 and Note 14). Management estimates that the Company's current cash, cash equivalents, and investments in U.S. Treasury securities balances are sufficient to fund its operations for at least 12 months from the issuance date of these financial statements.

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

Net Loss per Share—The Company follows the two-class method when computing net income (loss) as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During the three months ended March 31, 2026 and March 31, 2025, 20,859,412 and 5,445,060 total potential common shares, respectively, related to the exercise of outstanding stock options, settlement of outstanding restricted stock units ("RSUs"), settlement of outstanding RSUs that vest upon the achievement of certain performance conditions ("PRSUs"), and exercise of outstanding warrants, were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

Stock Based Compensation Expense—The Company accounts for stock-based payment awards granted to employees and non-employees, as well as shares issued to its employees under the Company's 2023 Employee Stock Purchase Plan (the "2023 ESPP"), as stock-based compensation expense at fair value. The Company issues stock-based awards to employees and non-employees in the form of stock options and also issues stock-based awards to employees in the form of RSUs and PRSUs. The measurement date for employee stock option, RSU, and PRSU awards is the date of grant, and stock-based compensation costs for employee non-performance awards are recognized as expense over the employees’ requisite service period, which is the vesting period, on a graded basis. Compensation expense for equity awards with performance conditions, including PRSUs, is recognized if and when the Company concludes that it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for equity awards with such performance conditions and adjusts compensation expense based on its probability assessment. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award, and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a graded basis. The measurement date for shares issued under the 2023 ESPP is the first date of each employee stock purchase plan offering period, and stock-based compensation costs are recognized as expense over the offering period on a straight-line basis. Stock-based compensation expense for all equity awards is classified in the accompanying statement of operations based on the function to which the related services are provided. As the Company is permitted to repurchase shares legally issued for unvested stock options exercised at their exercise price under the Company's 2021 Equity Incentive Plan (the "2021 Plan"), (i) cash received for unvested stock options exercised under the 2021 Plan is recorded as a deposit liability as a reclassification from additional paid-in capital in the Company’s balance sheet, which is relieved to additional paid-in capital as such awards vest, (ii) stock based compensation expense is recognized over the requisite service period for each such award, and (iii) the amount and number of shares of common stock outstanding in the Company’s balance sheet and statement of stockholders’ equity are reduced until such awards vest. Forfeitures are recorded as they occur.

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

The following table presents information about the Company’s financial assets and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of March 31, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$48,820	$-	$-	$48,820
Current portion of investments in U.S. Treasury securities	-	121,275	-	121,275
Investments:
Non-current portion of investments in U.S. Treasury securities	-	34,510	-	34,510
	$48,820	$155,785	$-	$204,605

	As of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$40,178	$-	$-	$40,178
Current portion of investments in U.S. Treasury securities	-	118,767	-	118,767
Investments:
Non-current portion of investments in U.S. Treasury securities	-	64,801	-	64,801
	$40,178	$183,568	$-	$223,746

Investments in U.S. Treasury securities, which are classified as available-for-sale securities, consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$155,927	$-	$(142)	$155,785
	$155,927	$-	$(142)	$155,785

	As of December 31, 2025:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$183,380	$188	$-	$183,568
	$183,380	$188	$-	$183,568

All investments in U.S. Treasury securities classified as available-for-sale securities held as of March 31, 2026 and December 31, 2025 had contractual maturities of less than one year for the current portion of investments in U.S. Treasury securities and between one to two years for the non-current portion of investments in U.S. Treasury securities. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation as of March 31, 2026 and December 31, 2025:

	Useful Life	March 31, 2026	December 31, 2025
Furniture and fixtures	5 years	$386	$386
Lab equipment	7 years	1,257	1,222
Leasehold improvements	7 years	272	272
Total property and equipment		1,915	1,880
Less: accumulated depreciation		(814)	(741)
Total property and equipment, net		$1,101	$1,139

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$6,175	$4,299
Accrued compensation and other personnel costs	1,197	4,066
Accrued general and administrative expenses and other professional fees	684	839
Other current liabilities	103	73
Total accrued expenses and other current liabilities	$8,159	$9,277

7. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s condensed balance sheets as of March 31, 2026 and December 31, 2025. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease terms and payment terms as of March 31, 2026 and December 31, 2025 were 3.3 years and 3.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease expense	$537	$537
Variable lease expense	131	126
Total operating lease expense	$668	$663
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$546	$533

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of March 31, 2026:

Year ended December 31	Operating Leases
2026	$1,660
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	7,611
Less: present value adjustment	(972)
Total operating lease liabilities	$6,639
Included in the balance sheet:
Current portion of lease liabilities - operating	$2,167
Non-current portion of lease liabilities - operating	4,472
Total operating lease liabilities	$6,639

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s condensed balance sheet as of March 31, 2026. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at March 31, 2026 were $2.2 million, $1.2 million and $1.0 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of March 31, 2026, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of March 31, 2026 were 1.4 years, 3.6 years, and 8.61%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2025 were 1.7 years, 3.8 years, and 8.61%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended
	March 31,
	2026	2025
Reduction in the carrying amount of ROU assets, finance	$80	$80
Interest on finance lease liabilities	16	37
Total finance lease expense	$96	$117
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$121	$159

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at March 31, 2026:

Year ended December 31	Equipment Finance Leases
2026	$401
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	771
Less: imputed interest	(45)
Total finance lease liabilities	$726
Included in the balance sheet:
Current portion of lease liabilities - finance	$528
Non-current portion of lease liabilities - finance	198
Total finance lease liabilities	$726

8. Capital Stock

As of March 31, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, 74,087,063 shares and 73,001,766 shares, respectively, of the Company's common stock authorized were issued, including 326 shares and 416 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

On March 24, 2025, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program (the "ATM Program") under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the Sales Agreement. No shares of the Company's common stock had been sold under the Sales Agreement through March 31, 2026. In April 2026, the Company sold 4,424,778 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink at a volume-weighted average price of $5.65 per share, and received gross and net proceeds of $25.0 million and approximately $23.6 million, respectively, after deducting approximately $0.8 million of fees paid to Leerink and $0.6 million of other third-party offering costs (see Note 14).

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

Approximately $44.3 million, $20.8 million and $14.9 million of the total gross proceeds received in the May 2025 Private Placement were allocated to the shares of common stock, warrants and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of March 31, 2026, 867,302 warrants and 867,302 pre-funded warrants issued had been exercised.

On October 16, 2025, the Company entered into an underwriting agreement to issue and sell an aggregate of 15,625,000 shares of its common stock at a price of $8.00 per share, less underwriting discounts and commissions, in a public offering that closed on October 20, 2025 (the "October 2025 Public Offering"). In addition, the Company granted the underwriters of the October 2025 Public Offering a 30-day option to purchase up to an additional 2,343,750 shares of the Company's common stock at a price of $8.00 per share, less underwriting discounts and commissions (the "30-day Underwriter Option"), which was exercised in full. The gross and net proceeds received from the October 2025 Public Offering including the full exercise of the 30-day Underwriter Option were approximately $143.8 million and $134.6 million, respectively, after deducting approximately $9.2 million of underwriter commissions and other offering costs.

On October 16, 2025, the Company entered into a securities purchase agreement to sell and issue pre-funded warrants to purchase 1,250,015 shares of the Company's common stock at a purchase price of $7.9999 per pre-funded warrant, in a private placement that closed on October 20, 2025 (the "October 2025 Private Placement", and together with the October 2025 Public Offering and the 30-day Underwriter Option, the "October 2025 Financing Transactions"). The gross and net proceeds received from the October 2025 Private Placement were approximately $10.0 million and $9.3 million, respectively, after deducting approximately $0.7 million of placement agent fees and other offering costs. The pre-funded warrants issued in the October 2025 Private Placement do not expire and are immediately exercisable at an exercise price of $0.0001 per pre-funded warrant share, except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock (the "October 2025 Private Placement Maximum Percentage"). The October 2025 Private Placement Maximum Percentage can be changed at the holder's election to any other percentage not in excess of 19.99%, and any increase in the October 2025 Private Placement Maximum Percentage will not be effective until the 61st day after the holder provides notice to the Company of the desired increase.

Approximately $143.8 million and $10.0 million of the total gross proceeds received in the October 2025 Financing Transactions were allocated to the shares of common stock and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of March 31, 2026, none of the pre-funded warrants issued in the October 2025 Financing Transactions had been exercised.

The Company had reserved the following number of shares of common stock for the exercise of outstanding warrants, exercise of outstanding pre-funded warrants, exercise of outstanding stock options, settlement of outstanding RSUs and PRSUs, and future issuances of stock-based awards:

	March 31, 2026	December 31, 2025
Warrants to purchase shares of common stock	13,009,536	13,876,838
Pre-funded warrants to purchase shares of common stock	7,346,269	7,346,269
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	6,355,064	4,396,860
RSUs and PRSUs subject to settlement in shares of common stock under the 2023 Plan	1,494,812	844,278
Shares available for issuance under the 2023 Plan	3,007,796	2,132,156
Shares available for issuance under the 2023 ESPP	1,158,154	733,239
Shares available for issuance under the 2025 Inducement Equity Plan	2,000,000	2,000,000
Total shares of common stock reserved for future issuance	34,371,631	31,329,640

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

On January 1, 2026, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 3,650,088 shares and 477,200 shares, respectively, to totals of 6,804,770 shares and 1,210,439 shares, respectively. As of March 31, 2026, 3,007,796 shares and 1,158,154 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. A total of 155,122 shares have been issued under the 2023 ESPP through March 31, 2026.

On November 4, 2025, the Company's board of directors adopted the Lexeo Therapeutics, Inc. 2025 Inducement Equity Incentive Plan (the "2025 Inducement Equity Plan") and, subject to the adjustment provisions of the 2025 Inducement Equity Plan, reserved 2,000,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2025 Inducement Equity Plan.

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2026 or the three months ended March 31, 2025.

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

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the three months ended March 31, 2026:

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2025	4,396,860	$9.75	7.60	$11,304
Granted	2,232,421	6.76
Exercised	(2,400)	3.60		9
Forfeited	(254,069)	11.37
Expired	(17,748)	15.55
Outstanding as of March 31, 2026	6,355,064	$8.62	7.76	$2,760
Options exercisable at March 31, 2026	2,819,763	$9.85	5.73	$2,030

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and March 31, 2025 was $5.42 per share and $4.51 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No stock options were exercised during the three months ended March 31, 2025.

The total grant date fair values of stock options vested during the three months ended March 31, 2026 and March 31, 2025 were $4.0 million and $4.0 million, respectively.

The Company estimated the fair value of stock options granted using a Black-Scholes option pricing model with the following assumptions during the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rates	3.67 - 4.16%	4.16 - 4.57%
Expected term (in years), weighted-average	6.06	5.78
Expected volatility, range	79.93 - 99.49%	88.12 - 90.49%
Expected volatility, weighted-average	99.20%	89.80%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of March 31, 2026, there was $15.7 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 3.28 years.

RSU and PRSU activity

RSUs granted under the 2023 Plan generally vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters, subject to requisite service requirements. Additionally, during the three months ended March 31, 2026, a total of 243,275 PRSUs were granted to employees under the 2023 Plan that vest upon the achievement of certain performance conditions over periods ranging from approximately four months to approximately 11 months, subject to requisite service requirements.

The following table summarizes the RSU activity under the 2023 Plan for the three months ended March 31, 2026:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2025	703,578	$7.47
Granted	657,249	6.68
Vested	(170,812)	6.54
Forfeited	(85,638)	8.75
Unvested as of March 31, 2026	1,104,377	$7.05

As of March 31, 2026, there was $6.4 million of unrecognized stock-based compensation expense related to RSUs estimated to be recognized over a weighted-average period of 3.36 years.

The following table summarizes the PRSU activity under the 2023 Plan for the three months ended March 31, 2026:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2025	140,700	$7.33
Granted	243,275	6.35
Vested	-	-
Forfeited	(1,042)	6.31
Unvested as of March 31, 2026	382,933	$6.71

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning of the offering period or the end of each six-month purchase period. Each offering period of two years will consist of four six-month purchase periods, subject to reset on the first day of each purchase period depending on the fair market values of the Company's stock. Employees may not purchase more than 6,000 shares of the Company's common stock during any purchase period. The first purchase period within the first offering period under the 2023 ESPP commenced during the three months ended December 31, 2024 and concluded during the three months ended March 31, 2025; following reset, the first purchase period within the second offering period commenced during the three months ended March 31, 2025 and concluded during the three months ended September 30, 2025; and the second purchase period within the second offering period commenced during the three months ended September 30, 2025 and concluded during the three months ended March 31, 2026. During the three months ended March 31, 2026, a total of 52,285 shares were issued under the 2023 ESPP at a weighted-average purchase price of $2.74 per share with total proceeds of approximately $0.1 million received by the Company. During the three months ended March 31, 2025, a total of 65,342 shares were issued under the 2023 ESPP at a weighted-average purchase price of $2.61 per share with total proceeds of approximately $0.2 million received by the Company. As of and during the three months ended March 31, 2026 and March 31, 2025, stock-based compensation expense recorded, as well as the estimated fair value of unearned and unrecognized stock-based expense expected to be recorded, related to the 2023 ESPP were not material.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2026	2025
Research and development expense	$1,051	$1,877
General and administrative expense	1,704	1,820
Total stock-based compensation expense	$2,755	$3,697

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(20,196)	$(32,656)
Denominator:
Weighted-average common shares outstanding, basic and diluted	81,183,812	33,113,991
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.99)

11. Commitments and Contingencies

Leases—As of March 31, 2026, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 7).

Commitments—As of March 31, 2026, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 12). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30 to 60 days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

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

12. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich's ataxia ("FA") (as amended in February 2022, the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of March 31, 2026, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

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

During the three months ended March 31, 2026, the Company incurred $0.4 million of research and development costs and paid $0 in connection with the Cornell License Agreements. During the three months ended March 31, 2025, the Company incurred $30,000 of research and development costs and paid $0 in connection with the Cornell License Agreements.

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

Stelios entered into an exclusive worldwide license agreement on August 6, 2020 (as amended, the “Second UCSD Agreement”) with The Regents of UCSD to in-license materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy. On November 14, 2025, the Company entered into an amended and restated license agreement with UCSD, which amended and restated in its entirety, the Second UCSD Agreement (the "Amended and Restated Second UCSD Agreement"). The Amended and Restated Second UCSD Agreement maintained the Company's prior exclusive worldwide license to materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy, replaced Stelios with the Company as licensee, and exclusively in-licensed additional materials and intellectual property related to the LX2022 program. Stelios previously paid a one-time up-front non-refundable cash fee of $20,000 under the Second UCSD Agreement. The Amended and Restated Second UCSD Agreement requires the Company to pay aggregate development and commercialization milestones of up to $2.4 million, and low-single digit royalties based on aggregate net sales. The only research and development expense incurred by Stelios or the Company, and payment made to The Regents of UCSD through March 31, 2026 under the terms of the Second UCSD Agreement and the Amended and Restated Second UCSD Agreement, was the one-time up-front non-refundable cash fee of $20,000. The Company has the right to terminate the Amended and Restated Second UCSD Agreement at any time upon sixty (60)-days’ written notice to The Regents of UCSD.

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

On each of April 19, 2024 and September 27, 2024, the Company also entered into an amendment to the First UCSD SRA (as amended, the "Amended First UCSD SRA", and together with the Amended Second UCSD SRA and the Third UCSD SRA, as amended, the "UCSD SRAs") for the Company’s LX2021 program in connection with the First UCSD Agreement. The Amended First UCSD SRA extends the term of the First UCSD SRA to December 2026 and provides for additional research and development studies and expenses. The total costs to be invoiced to the Company under the Amended First UCSD SRA are $0.7 million.

During the three months ended March 31, 2026, the Company did not incur any research and development expenses and paid $0.5 million to The Regents of UCSD in connection with the Amended UCSD SRAs. During the three months ended March 31, 2025, the Company incurred $34,000 of research and development expenses and paid $0.1 million to The Regents of UCSD in connection with the UCSD SRAs. The Company has incurred and paid cumulative totals of $5.7 million to The Regents of UCSD as of March 31, 2026, in connection with the UCSD SRAs.

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

Abiomed, Inc. (Johnson & Johnson subsidiary)—In December 2025, the Company entered into a Collaboration Agreement with Abiomed, Inc. ("Abiomed" and the "Abiomed Agreement"), to investigate localized cardiac delivery of gene therapy. Under the Abiomed Agreement, the parties intend to advance the potential efficacy and safety profile of gene therapy for genetically mediated cardiovascular diseases by concentrating AAV-vector delivery to the heart by investigating cutting-edge routes of administration using the ImpellaTM heart pump technology. The Company did not incur or pay any research and development costs in connection with the Abiomed Agreement for the three months ended March 31, 2026.

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

The following table contains additional information on the Company's net loss, including significant segment expenses for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Research and development expense
LX2006	$6,671	$3,810
LX2020	1,694	4,729
Other programs	668	766
Employee compensation expenses	3,714	4,371
Lab-related costs and supplies	463	332
All other research and development expense	2,493	3,163
General and administrative expense
Employee compensation expenses	1,921	4,069
All other general and administrative expense	4,709	12,565
Other income and expense, net	(2,137)	(1,149)
Net loss	$(20,196)	$(32,656)

14. Subsequent Events

Subsequent events have been evaluated through May 14, 2026, which is the date that these unaudited condensed financial statements were issued and were available to be issued.

In April 2026, the Company sold 4,424,778 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink at a volume-weighted average price of $5.65 per share, and received gross and net proceeds of $25.0 million and approximately $23.6 million, respectively, after deducting approximately $0.8 million of fees paid to Leerink and $0.6 million of other third-party offering costs (see Note 8).

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

Overview

We are a clinical stage genetic medicine company dedicated to reshaping heart health by applying pioneering science to fundamentally change how cardiovascular diseases are treated. We are advancing a portfolio of therapeutic candidates that take aim at the underlying genetic causes of conditions, including Friedreich ataxia, or FA, cardiomyopathy, plakophilin-2, or PKP2, arrhythmogenic cardiomyopathy, or ACM, and other devastating diseases with high unmet need.

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

•
Improvements in LVMI among participants with abnormal baseline LVMI (n=6). Five of six participants achieved >10% by 12-month visit or sooner and six of six participants achieved LVMI measurements within the normal range as of latest visit. An 18% mean improvement in LVMI was observed at 6-month visit and a 23% mean improvement in LVMI was observed at 12-month visit, exceeding 10% FDA-aligned threshold for pivotal study. In the mid- and high-dose cohorts (n=3), a 28% mean improvement in LVMI was observed at 6-month visit and a 33% mean improvement in LVMI was observed at 12-month visit, suggesting dose-dependent improvement. Among participants with normal baseline LVMI (n=10), the majority demonstrated LVMI improvement or stabilization over time.
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

In March 2026, we shared updated interim clinical data for LX2006 at the American College of Cardiology, or ACC, Annual Meeting. Phase 1/2 interim clinical data presented at the ACC Annual Meeting continue to show sustained or deepening improvements across both cardiac and neurologic measures of FA, including statistically significant improvement in mean mFARS scores for LX2006-treated participants compared to a propensity-matched control cohort from the UNIFAI natural history study.

Treatment with LX2006 has been generally well tolerated with no Grade 3 treatment-related SAEs to date, no clinically significant complement activation, minimal, transient liver function test, or LFT, elevations, and no signs of frataxin over-expression observed in cardiac tissue. One previously disclosed, possibly treatment-related Grade 2 event of asymptomatic myocarditis observed one year after dosing. No participants discontinued from either study.

Regulatory Alignment

In February 2025, we announced further alignment on elements of the accelerated development pathway following a Type B Regenerative Medicine Advanced Therapy, or RMAT, meeting with the U.S. Food and Drug Administration, or FDA, including frataxin expression co-primary endpoint to be evaluated for any increase from baseline rather than numerical threshold.

In July 2025, we announced Breakthrough Therapy designation based on interim clinical data from Phase 1/2 trials showing clinically meaningful improvements in cardiac biomarkers and functional measures. We also announced that LX2006 was selected for the Chemistry, Manufacturing, and Controls Development and Readiness Pilot, or CDRP, Program, created to facilitate chemistry, manufacturing and controls, or CMC, registrational readiness and support faster patient access.

In October 2025, in response to our questions regarding the possibility of a faster path to a Biologics License Application, or BLA, the FDA indicated openness to a BLA submission for accelerated approval that includes clinical data from the ongoing Phase 1/2 studies of LX2006 pooled with new clinical data to be generated in the planned pivotal study. The FDA also previously agreed to evaluate the co-primary endpoint of LVMI at a time point earlier than 12 months. Collectively, we believe this regulatory feedback has the potential to reduce the size and length of the planned pivotal study, possibly accelerating the overall timeline to BLA submission. We plan to initiate the LX2006 pivotal study in the second quarter of 2026, pending finalization of the trial protocol.

In February 2026, we submitted the final registrational trial design and statistical analysis plan, or SAP, for the SUNRISE‑FA 2 pivotal study to the FDA following a Type B meeting. We are in contact with the FDA and are awaiting final feedback on the study protocol. We plan to provide an update when the protocol and SAP are finalized.

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

•
Arrhythmia burden stabilized or improved in majority of participants with dose-dependent response in non-sustained ventricular tachycardia, or NSVT, and premature ventricular contractions, or PVCs. NSVT reduced or stabilized in the majority of participants, with a 22% mean improvement in high-dose cohorts at latest visit (n=5). PVCs reduced or stabilized in the majority of participants, with a 14% mean improvement in high-dose cohorts at latest visit.
•
Four of five participants in high-dose cohorts report improvement relative to baseline on the Patient Global Impression of Change, or PGIC, scale, a patient-reported outcome measure.
•
Participants stable across other clinical measures including QRS duration, T-wave inversion, right ventricular ejection fraction, or RVEF, and New York Heart Association, or NYHA, Class.
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

Current and Future Capital Requirements

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock. As of March 31, 2026, we had $227.6 million of cash, cash equivalents, and investments in U.S. Treasury securities. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the three months ended March 31, 2026 and the year ended December 31, 2025 were $20.2 million and $100.0 million, respectively, and our accumulated deficit was $400.3 million at March 31, 2026. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

We expect that in the near to medium term future our general and administrative expenses may increase relative to those incurred during the three months ended March 31, 2026 on a quarterly basis and on an annualized basis, due to anticipated sales and marketing costs as we approach expected commercialization of our product candidates, if approved, while supporting the continued research and development of our programs and the growth of our business.

Other expense, net

Other expense, net includes foreign exchange gains and (losses).

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

(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net

(Amortization of premium) and accretion of discount on investments in U.S. Treasury securities, net consists of amortization of premium and accretion of discount on our investments in U.S. Treasury securities.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at March 31, 2026, December 31, 2025 and March 31, 2025. As of March 31, 2026, December 31, 2025 and March 31, 2025, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses
Research and development	$15,703	$17,171	$(1,468)
General and administrative	6,630	16,634	(10,004)
Total operating expenses	22,333	33,805	(11,472)
Operating loss	(22,333)	(33,805)	11,472
Other income and expense
Other expense, net	(1)	(4)	3
Interest expense	(17)	(28)	11
Interest income	2,113	1,193	920
(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net	42	(12)	54
Total other income and expense	2,137	1,149	988
Loss from operations before income taxes	(20,196)	(32,656)	12,460
Income taxes	-	-	-
Net Loss	$(20,196)	$(32,656)	$12,460

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct external research and development expenses by program:
LX2006	$6,671	$3,810	$2,861
LX2020	1,694	4,729	(3,035)
Other programs	668	766	(98)
Total direct external research and development expenses by program	9,033	9,305	(272)
Unallocated research and development expenses:
Employee and stock-based compensation expenses	4,765	6,248	(1,483)
Lab-related costs and supplies	463	332	131
Professional fees	748	494	254
Other unallocated costs, including facilities	694	792	(98)
Total unallocated research and development expenses:	6,670	7,866	(1,196)
Total research and development expenses	$15,703	$17,171	$(1,468)

The net decrease of $1.5 million in total research and development expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to decreases in (i) employee and stock-based compensation expenses of $1.5 million primarily due to decreased headcount, (ii) CMC expenses of $0.8 million, and (iii) preclinical and quality expenses of $0.4 million. These decreases were primarily offset by increases in (i) clinical trial expenses of $0.5 million, (ii) milestone expenses of $0.4 million associated with our LX1001 program, and (iii) program and portfolio management expenses of $0.3 million.

General and administrative expenses

The net decrease of $10.0 million in general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to decreases in (i) third-party legal fees and associated costs of $10.5 million, and (ii) employee and stock-based compensation expenses of $0.4 million primarily due to decreased headcount. These decreases were partially offset by increased professional services and consultant expenses of $0.4 million.

Interest income

We recognized interest income of $2.1 million and $1.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively, primarily related to interest earned on our investments in U.S. government money market funds, our investments in U.S Treasury securities, and our interest-bearing demand deposit cash accounts, with the increase due to higher invested balances, which was partially offset by lower interest rates.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through March 31, 2026, we funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents, and investments in U.S. Treasury Securities of $227.6 million and $246.6 million, respectively.

As of March 31, 2026, we had not sold any shares of common stock pursuant to the ATM Program. In April 2026, we sold 4,424,778 shares of our common stock under the ATM Program for net proceeds of $23.6 million after transaction costs.

We believe that our cash, cash equivalents, and investments in U.S. Treasury securities balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in “Item 1A Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(21,144)	$(21,716)
Net cash provided by investing activities	27,460	15,600
Net cash provided by financing activities	2,452	11
Net increase (decrease) in cash	$8,768	$(6,105)

Operating activities

During the three months ended March 31, 2026, net cash used in operating activities consisted primarily of our net loss of $20.2 million and $4.2 million of net cash used in changes in operating assets and liabilities, which were partially offset by $2.8 million of stock-based compensation expense and $0.5 million of depreciation expense and amortization of operating and finance right-of-use assets.

During the three months ended March 31, 2025, net cash used in operating activities consisted primarily of our net loss of $32.7 million, which was partially offset by $6.7 million of net cash provided by changes in operating assets and liabilities, $3.7 million of stock-based compensation expense, and $0.5 million of depreciation and amortization of operating and finance right-of-use assets.

Investing activities

During the three months ended March 31, 2026 and March 31, 2025, net cash provided by investing activities was $27.5 million and $15.6 million, respectively, and consisted primarily of proceeds from sales or maturities of investments.

Financing activities

During the three months ended March 31, 2026, net cash provided by financing activities consisted primarily of proceeds received from the exercise of common warrants of $2.4 million, as well as proceeds received from common stock issuances under the 2023 ESPP of $0.1 million, which were partially offset by $0.1 million of principal payments made on equipment finance leases.

During the three months ended March 31, 2025, net cash provided by financing activities consisted of proceeds received from common stock issuances under the 2023 ESPP of $0.2 million, which was partially offset by $0.2 million of principal payments made on equipment finance leases.

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

Other than as disclosed in Note 2 to the condensed financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our audited financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2026, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the three months ended March 31, 2026 and the fiscal year ended December 31, 2025, we incurred net losses of $20.2 million and $100.0 million, respectively, and we had an accumulated deficit of $400.3 million as of March 31, 2026. To date, we have primarily financed our operations with net proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock . We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of March 31, 2026, we had cash, cash equivalents, and investments in U.S. Treasury securities of $227.6 million. We believe that our cash, cash equivalents and investments in U.S. Treasury securities balances will be sufficient to fund our operating expenses and capital requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, effective and of sufficient purity for use in each target disease, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target disease. While we have developed our AAVrh10-mediated gene therapy product candidates to leverage the low seropositivity of AAVrh10, any gene therapy product based on viral vectors carries the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. In one of our preclinical studies of LX2006, we observed four cases of hepatocellular carcinoma, or HCC, in wild-type mice at 10 months post-treatment. Although data reported by the FDA Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 suggests that HCC observed in mice after AAV treatment is unlikely to translate to risks for humans, any instances of HCC in our clinical trials could result in delays or the abandonment of our trials. Health authorities also ask that sponsors closely monitor the risk of elevated liver enzymes and abnormal liver ultrasound on a routine basis in patients participating in gene therapy clinical trials.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of clinical stage gene therapy programs in development at Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, CTI-1601, Design Therapeutics is developing a clinical stage product candidate, DT-216P2, and that PTC Therapeutics, Inc. is evaluating next steps for vatiquinone following a Complete Response Letter on their new drug application to the FDA. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our product candidates and technology could suffer. For example, although we have oversight rights, Cornell University generally controls the prosecution, maintenance and enforcement of our in-licensed patents and patent applications. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If we or our licensors fail to maintain such patents or patent applications, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.

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

For additional information regarding our legal proceedings, see Note 11 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of March 31, 2026, we had 59 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We did not issue any unregistered equity securities during the three months ended March 31, 2026.

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

32.1*#	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in inline XBRL and contained in Exhibit 101

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

LEXEO THERAPEUTICS, INC.

May 11, 2026	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer)

May 11, 2026	By:	/s/ Louis Tamayo
Louis Tamayo
Chief Financial Officer (Principal Financial and Accounting Officer)