Form 10-Q
period 2026-06-30
Lexeo Therapeutics, Inc.
filed 2026-08-12
CIK 1907108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant had 82,046,255 shares of common stock outstanding as of August 10, 2026.

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
•
the timing and likelihood of potential regulatory developments for, submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for LX2006, LX2020 and any other product candidates;
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

-iii-

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexeo Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$92,834	$63,000
Current portion of investments in U.S. Treasury securities, net	118,869	118,767
Prepaid expenses and other current assets	6,205	6,625
Total current assets	217,908	188,392
Non-current portion of investments in U.S. Treasury securities, net	22,468	64,801
Long-term investment	3,390	3,390
Restricted cash	3,248	3,248
Property and equipment, net	1,121	1,139
Lease right-of-use assets - finance	980	1,140
Lease right-of-use assets - operating	5,783	6,578
Total assets	$254,898	$268,688

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,179	$4,856
Accrued expenses and other current liabilities	8,847	9,277
Current portion of lease liabilities - finance	489	518
Current portion of lease liabilities - operating	2,177	2,157
Total current liabilities	15,692	16,808
Non-current liabilities
Non-current portion of lease liabilities - finance	95	327
Non-current portion of lease liabilities - operating	4,050	4,884
Total liabilities	19,837	22,019

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized as of June 30, 2026; 78,622,870 shares issued and 78,622,604 shares outstanding as of June 30, 2026; 500,000,000 shares authorized as of December 31, 2025; 73,001,766 shares issued and 73,001,350 shares outstanding as of December 31, 2025	8	7
Treasury stock, at cost, 3,827 common shares as of June 30, 2026 and as of December 31, 2025	(17)	(17)
Additional paid-in capital	661,565	626,625
Accumulated other comprehensive gain (loss)	(298)	188
Accumulated deficit	(426,197)	(380,134)
Total stockholders' equity	235,061	246,669
Total liabilities and stockholders' equity	$254,898	$268,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$19,027	$14,721	$34,730	$31,892
General and administrative	8,993	15,967	15,623	32,601
Total operating expenses	28,020	30,688	50,353	64,493
Operating loss	(28,020)	(30,688)	(50,353)	(64,493)
Other income and expense
Gain on long-term investment	-	3,390	-	3,390
Other expense, net	(6)	(14)	(7)	(18)
Interest expense	(14)	(25)	(31)	(53)
Interest income	2,194	1,268	4,307	2,461
(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net	(21)	(34)	21	(46)
Total other income and expense	2,153	4,585	4,290	5,734
Loss from operations before income taxes	(25,867)	(26,103)	(46,063)	(58,759)
Income taxes	-	-	-	-
Net loss	$(25,867)	$(26,103)	$(46,063)	$(58,759)
Other comprehensive gain (loss)
Net unrealized gain (loss) on investments in U.S. Treasury securities	(156)	41	(486)	90
Total other comprehensive gain (loss)	(156)	41	(486)	90
Comprehensive loss	$(26,023)	$(26,062)	$(46,549)	$(58,669)
Net loss per common share, basic and diluted	$(0.30)	$(0.60)	$(0.55)	$(1.53)
Weighted-average number of shares outstanding used in computation of net loss per common share, basic and diluted	85,626,751	43,573,628	83,417,555	38,372,704

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	73,001,350	$7	$(17)	$626,625	$188	$(380,134)	$246,669
Issuance of common stock upon vesting and settlement of restricted stock units	163,310	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	52,285	-	-	143	-	-	143
Issuance of common stock upon exercise of common warrants	867,302	-	-	2,446	-	-	2,446
Exercise of stock options	2,400	-	-	9	-	-	9
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	90	-	-	1	-	-	1
Unrealized comprehensive loss on investments in U.S. Treasury securities	-	-	-	-	(330)	-	(330)
Stock-based compensation expense	-	-	-	2,755	-	-	2,755
Net loss	-	-	-	-	-	(20,196)	(20,196)
Balances at March 31, 2026	74,086,737	$7	$(17)	$631,979	$(142)	$(400,330)	$231,497
Issuance of common stock related to ATM Program, net of fees and offering costs of $1,424	4,424,778	1	-	23,575	-	-	23,576
Issuance of common stock upon vesting and settlement of restricted stock units	47,211	-	-	-	-	-	-
Exercise of stock options	63,818	-	-	320	-	-	320
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	60	-	-	1	-	-	1
Unrealized comprehensive loss on investments in U.S. Treasury securities	-	-	-	-	(156)	-	(156)
Stock-based compensation expense	-	-	-	5,690	-	-	5,690
Net loss	-	-	-	-	-	(25,867)	(25,867)
Balances at June 30, 2026	78,622,604	$8	$(17)	$661,565	$(298)	$(426,197)	$235,061

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	33,071,261	$3	$(17)	$397,132	$(103)	$(280,173)	$116,842
Issuance of common stock upon vesting and settlement of restricted stock units	52,446	-	-	-	-	-	-
Issuance of common stock under 2023 ESPP	65,342	-	-	170	-	-	170
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,816	-	-	13	-	-	13
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	49	-	49
Stock-based compensation expense	-	-	-	3,697	-	-	3,697
Net loss	-	-	-	-	-	(32,656)	(32,656)
Balances at March 31, 2025	33,191,865	$3	$(17)	$401,012	$(54)	$(312,829)	$88,115
Issuance of common stock upon vesting and settlement of restricted stock units	14,097	-	-	-	-	-	-
Issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement Offering, net of commissions and offering costs of $6,917	20,790,120	2	-	73,080	-	-	73,082
Amounts reclassified from deposit liabilities upon the vesting of early-exercised stock options previously subject to repurchase	2,410	-	-	12	-	-	12
Unrealized comprehensive gain on investments in U.S. Treasury securities	-	-	-	-	41	-	41
Stock-based compensation expense	-	-	-	3,071	-	-	3,071
Net loss	-	-	-	-	-	(26,103)	(26,103)
Balances at June 30, 2025	53,998,492	$5	$(17)	$477,175	$(13)	$(338,932)	$138,218

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lexeo Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(46,063)	$(58,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets, operating	795	729
Reduction in the carrying amount of ROU assets, finance	160	160
Stock-based compensation expense	8,445	6,768
Depreciation and amortization expense	147	122
Non-cash gain on long-term investment in preferred stock	-	(3,390)
Amortization of premium (accretion of discount) on investments in U.S. Treasury securities, net	(21)	46
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(221)	(2,566)
Accounts payable	(768)	13,507
Accrued expenses and other current liabilities	(403)	(4,822)
Lease liabilities, operating	(814)	(721)
Lease liabilities, finance	2	(9)
Net cash used in operating activities	(38,741)	(48,935)
Cash flows from investing activities:
Proceeds from sales or maturities of investments	53,735	31,900
Purchases of investments	(11,969)	(55,366)
Purchase of property and equipment	(42)	(108)
Net cash provided by (used in) investing activities	41,724	(23,574)
Cash flows from financing activities:
Proceeds from issuance of common stock under the ATM Program, gross	25,000	-
Offering costs incurred and paid to third parties in association with the ATM Program	(804)	-
Proceeds from exercise of common warrants	2,446	-
Proceeds from issuance of common stock, pre-funded warrants and warrants to purchase common stock upon May 2025 Private Placement Offering, gross	-	79,999
Third-party commissions and offering costs incurred upon May 2025 Private Placement Offering	-	(6,917)
Proceeds from exercise of stock options	329	-
Proceeds from common stock issuances under 2023 ESPP	143	170
Payments on finance leases	(263)	(281)
Net cash provided by financing activities	26,851	72,971
Net change in cash, cash equivalents and restricted cash	29,834	462
Cash, cash equivalents and restricted cash at beginning of period	66,248	38,266
Cash, cash equivalents and restricted cash at end of period	$96,082	$38,728
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on investments in U.S. Treasury securities	$(486)	$90
Offering costs reclassified from other current assets to additional paid-in capital	$645	$-
Amounts reclassified from deposit liabilities to additional paid-in capital upon the vesting of early-exercised stock options previously subject to repurchase	$2	$25
Unpaid offering costs included in accounts payable and accrued expenses	$4	$905
Unpaid property and equipment purchases included in accounts payable	$87	$101

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

These unaudited condensed financial statements and these notes reflect the operations of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 (the “Annual Financial Statements”) included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 30, 2026. The unaudited condensed balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company has no unconsolidated subsidiaries. Certain prior period balances have been reclassified to conform to the current period presentation.

Need for Additional Capital—Since inception, the Company has incurred net losses and negative cash flows from operations, including net losses of $46.1 million and $100.0 million during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. As of June 30, 2026, the Company had cash, cash equivalents, and investments in U.S. Treasury Securities of $234.2 million and an accumulated deficit of $426.2 million and expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. During the year ended December 31, 2025, the Company received total net proceeds of approximately $73.1 million after deducting approximately $6.9 million of commissions and offering expenses in the May 2025 Private Placement (as defined below) (see Note 8), as well as net proceeds of approximately $143.9 million after deducting approximately $9.8 million of underwriter commissions, placement agent fees and offering expenses in the October 2025 Financing Transactions (as defined below) (see Note 8). During the three and six months ended June 30, 2026, the Company sold 4,424,778 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink (each as defined below) at a volume-weighted average price of $5.65 per share, and received gross and net proceeds of $25.0 million and approximately $23.6 million, respectively, after deducting approximately $0.8 million of fees paid to Leerink and $0.6 million of other third-party offering costs (see Note 8). In July 2026, the Company sold 3,109,103 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink at a volume-weighted average price of $4.70 per share, and received gross and net proceeds of approximately $14.6 million and $14.1 million, respectively, after deducting approximately $0.4 million of fees paid to Leerink and $0.1 million of other third-party offering costs (see Note 8 and Note 14). Management estimates that the Company's current cash, cash equivalents, and investments in U.S. Treasury securities balances are sufficient to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. During the three and six months ended June 30, 2026 and June 30, 2025, 20,781,902 (for each of the periods in 2026) and 19,234,106 (for each of the periods in 2025) total potential common shares, respectively, related to the exercise of outstanding stock options, settlement of outstanding restricted stock units ("RSUs"), settlement of outstanding RSUs that vest upon the achievement of certain performance conditions ("PRSUs"), and exercise of outstanding warrants, were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect as the Company reported net losses for those periods.

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

The following table presents information about the Company’s financial assets and investments measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	As of June 30, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$69,760	$-	$-	$69,760
Current portion of investments in U.S. Treasury securities	-	118,869	-	118,869
Investments:
Non-current portion of investments in U.S. Treasury securities	-	22,468	-	22,468
	$69,760	$141,337	$-	$211,097

	As of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$40,178	$-	$-	$40,178
Current portion of investments in U.S. Treasury securities	-	118,767	-	118,767
Investments:
Non-current portion of investments in U.S. Treasury securities	-	64,801	-	64,801
	$40,178	$183,568	$-	$223,746

Investments in U.S. Treasury securities, which are classified as available-for-sale securities, consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$141,635	$-	$(298)	$141,337
	$141,635	$-	$(298)	$141,337

	As of December 31, 2025:
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$183,380	$188	$-	$183,568
	$183,380	$188	$-	$183,568

All investments in U.S. Treasury securities classified as available-for-sale securities held as of June 30, 2026 and December 31, 2025 had contractual maturities of less than one year for the current portion of investments in U.S. Treasury securities and between one and two years for the non-current portion of investments in U.S. Treasury securities. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented.

As of June 30, 2026 and December 31, 2025, the Company had $1.3 million and $1.8 million, respectively, of accrued interest on investments in U.S. Treasury securities included in prepaid expenses and other current assets within the accompanying unaudited condensed balance sheets.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and long-term investment in preferred stock, are recognized at fair value when they are impaired, and in the case of long-term investment in preferred stock, is also recognized at fair value upon observable price change(s) in orderly transaction(s), if any. As of June 30, 2026 and December 31, 2025, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

4. Property and Equipment

The following is the summary of the Company’s property and equipment and related accumulated depreciation as of June 30, 2026 and December 31, 2025:

	Useful Life	June 30, 2026	December 31, 2025
Furniture and fixtures	5 years	$386	$386
Lab equipment	7 years	1,350	1,222
Leasehold improvements	7 years	272	272
Total property and equipment		2,008	1,880
Less: accumulated depreciation		(887)	(741)
Total property and equipment, net		$1,121	$1,139

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$4,689	$4,299
Accrued compensation and other personnel costs	2,928	4,066
Accrued general and administrative expenses and other professional fees	964	839
Other current liabilities	266	73
Total accrued expenses and other current liabilities	$8,847	$9,277

7. Leases

Operating Lease Right-of-Use Asset

In January 2022, the Company entered into a lease agreement for an office facility and laboratory space in New York, New York that commenced in April 2022 and ends in July 2029 with an additional five-year option to extend the lease beyond July 2029 at the then-prevailing effective market rental rate. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of $11.6 million based on the present value of payments over the lease term using an estimated incremental borrowing rate of 8.53% in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). In connection with the Company’s lease of office space and laboratory space, the Company provided a security deposit to the landlord in the form of a letter of credit totaling $1.2 million. The cash collateralizing the letter of credit was included in long-term restricted cash in the Company’s unaudited condensed balance sheets as of June 30, 2026 and December 31, 2025. This lease was classified as an operating lease in accordance with the provisions of ASC 842. The Company did not recognize any right-of-use assets and lease liabilities associated with the potential option to renew or extend. The Company’s operating lease agreement does not contain any significant residual value guarantees or restrictive covenants.

The remaining lease and payment terms as of June 30, 2026 and December 31, 2025 were 3.1 years and 3.6 years, respectively. The components of this operating lease were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$537	$537	$1,074	$1,074
Variable lease expense	128	126	259	252
Total operating lease expense	$665	$663	$1,333	$1,326
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$546	$533	$1,092	$1,065

The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each year ended December 31 to the operating lease liabilities recognized as of June 30, 2026:

Year ended December 31	Operating Leases
2026	$1,114
2027	2,261
2028	2,318
2029	1,372
Thereafter	-
Total lease payments	7,065
Less: present value adjustment	(838)
Total operating lease liabilities	$6,227
Included in the balance sheet:
Current portion of lease liabilities - operating	$2,177
Non-current portion of lease liabilities - operating	4,050
Total operating lease liabilities	$6,227

Equipment Finance Leases

Commencing in April 2022, the Company leases certain laboratory equipment under financing arrangements accounted for as finance leases in accordance with the provisions of ASC 842 that are classified in the Company’s unaudited condensed balance sheet as finance lease liabilities with related right-of-use assets recorded and depreciated on a straight-line basis over the estimated useful life of 7 years. In connection with the Company’s leases of laboratory equipment, the Company provided a security deposit to the lessor in the form of a letter of credit totaling $1.9 million and assigned all rights and interests in the equipment to the lessor. The cash collateralizing the letter of credit is included in long-term restricted cash in the Company’s unaudited condensed balance sheet as of June 30, 2026 and December 31, 2025. The total gross, accumulated amortization, and net book values of equipment finance lease right-of-use assets capitalized under such finance lease arrangements at June 30, 2026 were $2.2 million, $1.2 million and $1.0 million, respectively. Under the terms of the equipment finance lease agreements executed through the issuance of these unaudited condensed financial statements, the principal balances plus interest for the equipment are to be repaid in full after 60 monthly installments following lease commencement, with lease commencement dates ranging from April 1, 2022 to April 1, 2023, annual imputed interest rates ranging from 7.90% to 9.30%, and monthly installment payment amounts ranging from approximately $4,000 to $18,000. As of June 30, 2026, the total aggregate monthly installment payment amount was approximately $49,000 for equipment finance lease agreements.

The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of June 30, 2026 were 1.2 years, 3.4 years, and 8.64%, respectively. The weighted-average remaining lease payment term, weighted-average remaining amortization term, and weighted-average effective interest rate for the Company's equipment finance lease agreements as of December 31, 2025 were 1.7 years, 3.8 years, and 8.61%, respectively. The components of the equipment finance leases were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reduction in the carrying amount of ROU assets, finance	$80	$80	$160	$160
Interest on finance lease liabilities	15	25	31	62
Total finance lease expense	$95	$105	$191	$222
Cash paid for amounts included in the measurement of lease liabilities, included in financing cash flows	$142	$122	$263	$281

The following table provides a reconciliation of the Company’s remaining equipment finance lease obligations due within each year ending December 31 to the equipment finance lease liabilities recognized at June 30, 2026:

Year ended December 31	Equipment Finance Leases
2026	$245
2027	359
2028	11
2029	-
Thereafter	-
Total lease payments	615
Less: imputed interest	(31)
Total finance lease liabilities	$584
Included in the balance sheet:
Current portion of lease liabilities - finance	$489
Non-current portion of lease liabilities - finance	95
Total finance lease liabilities	$584

8. Capital Stock

As of June 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation provided that the authorized capital stock of the Company was 510,000,000 shares consisting of 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, 78,622,870 shares and 73,001,766 shares, respectively, of the Company's common stock authorized were issued, including 266 shares and 416 shares, respectively, that were legally issued upon the early exercise of unvested stock options and that are excluded from the number of shares outstanding until the right to repurchase subsequently lapses upon vesting. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors. No cash dividends have been declared or paid by the Company.

On March 24, 2025, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC ("Leerink") to sell shares of the Company's common stock having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program (the "ATM Program") under which Leerink is acting as the Company's agent. Leerink is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the shares of the Company's common stock sold under the Sales Agreement. During the three and six months ended June 30, 2026, the Company sold 4,424,778 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink at a volume-weighted average price of $5.65 per share, and received gross and net proceeds of $25.0 million and approximately $23.6 million, respectively, after deducting approximately $0.8 million of fees paid to Leerink and $0.6 million of other third-party offering costs. In July 2026, the Company sold 3,109,103 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink at a volume-weighted average price of $4.70 per share, and received gross and net proceeds of approximately $14.6 million and $14.1 million, respectively, after deducting approximately $0.4 million of fees paid to Leerink and $0.1 million of other third-party offering costs (see Note 14).

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

Approximately $44.3 million, $20.8 million and $14.9 million of the total gross proceeds received in the May 2025 Private Placement were allocated to the shares of common stock, warrants and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of June 30, 2026, 867,302 warrants and 867,302 pre-funded warrants issued in the May 2025 Private Placement had been exercised.

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

Approximately $143.8 million and $10.0 million of the total gross proceeds received in the October 2025 Financing Transactions were allocated to the shares of common stock and pre-funded warrants, respectively, on a relative fair value basis, and were recorded as credits to additional paid-in capital, and are not subject to remeasurement. As of June 30, 2026, none of the pre-funded warrants issued in the October 2025 Financing Transactions had been exercised.

The Company had reserved the following number of shares of common stock for the exercise of outstanding warrants, exercise of outstanding pre-funded warrants, exercise of outstanding stock options, settlement of outstanding RSUs and PRSUs, and future issuances of stock-based awards:

	June 30, 2026	December 31, 2025
Warrants to purchase shares of common stock	13,009,536	13,876,838
Pre-funded warrants to purchase shares of common stock	7,346,269	7,346,269
Options to purchase shares of common stock under the 2021 Plan and 2023 Plan	6,471,271	4,396,860
RSUs and PRSUs subject to settlement in shares of common stock under the 2023 Plan	1,301,095	844,278
Shares available for issuance under the 2023 Plan	2,974,277	2,132,156
Shares available for issuance under the 2023 ESPP	1,158,154	733,239
Shares available for issuance under the 2025 Inducement Equity Plan	2,000,000	2,000,000
Total shares of common stock reserved for future issuance	34,260,602	31,329,640

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

On January 1, 2026, the number of shares of common stock reserved for issuance under the 2023 Plan and the 2023 ESPP automatically increased by 3,650,088 shares and 477,200 shares, respectively, to totals of 6,804,770 shares and 1,210,439 shares, respectively. As of June 30, 2026, 2,974,277 shares and 1,158,154 shares were available for future issuance under the 2023 Plan and 2023 ESPP, respectively. A total of 155,122 shares have been issued under the 2023 ESPP through June 30, 2026.

On November 4, 2025, the Company's board of directors adopted the Lexeo Therapeutics, Inc. 2025 Inducement Equity Incentive Plan (the "2025 Inducement Equity Plan") and, subject to the adjustment provisions of the 2025 Inducement Equity Plan, reserved 2,000,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2025 Inducement Equity Plan. As of June 30, 2026, no equity awards had been granted under the 2025 Inducement Equity Plan.

Stock option activity

Stock options granted under the 2021 Plan are issued from new shares upon exercise, have a contractual term of 10 years from grant date, and generally (i) are subject to requisite service requirements, (ii) vest over a four-year period with 25% of the options granted vesting after one year and the remainder vesting in equal monthly installments over the following 36 months, and (iii) allow for early exercise subject to repurchase. Stock options granted under the 2021 Plan to certain of the Company’s non-employees vest in equal monthly installments over a four-year period or vested upon the achievement of a certain milestone event. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

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

The following table summarizes the stock option activity under the 2021 Plan and the 2023 Plan for the six months ended June 30, 2026:

	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
Outstanding as of December 31, 2025	4,396,860	$9.75	7.60	$11,304
Granted	2,624,658	6.49
Exercised	(66,218)	4.96		62
Forfeited	(413,833)	9.62
Expired	(70,196)	13.65
Outstanding as of June 30, 2026	6,471,271	$8.45	7.66	$1,077
Options exercisable at June 30, 2026	2,962,340	$9.67	5.77	$1,034

The weighted-average grant date fair values of stock options granted during the six months ended June 30, 2026 and June 30, 2025 were $5.20 per share and $4.33 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No stock options were exercised during the six months ended June 30, 2025.

The total grant date fair values of stock options vested during the three months ended June 30, 2026 and June 30, 2025 were $1.6 million and $3.2 million, respectively. The total grant date fair values of stock options vested during the six months ended June 30, 2026 and June 30, 2025 were $4.5 million and $7.1 million, respectively.

The Company estimated the fair value of stock options granted using a Black-Scholes option pricing model with the following assumptions during the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rates, range	3.67% - 4.29%	3.84% - 4.57%
Expected term (in years), weighted-average	6.00	5.72
Expected volatility, range	79.93% - 99.49%	88.12% - 98.89%
Expected volatility, weighted-average	99.00%	90.89%
Expected dividend yield	0.00%	0.00%

The expected dividend yields are 0.00% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of June 30, 2026, there was $13.5 million of unrecognized stock-based compensation expense related to stock options estimated to be recognized over a weighted-average period of 2.97 years.

RSU activity

RSUs granted under the 2023 Plan generally vest over a four-year period with 25% of the RSUs vesting after approximately one year and the remainder vesting in equal quarterly installments over the following 12 quarters, subject to requisite service requirements. During the six months ended June 30, 2025, a total of 77,650 RSUs were granted to employees under the 2023 Plan that vest or vested over a two-year period with 50% of the RSUs vested after approximately one year and the remainder vesting or vested in equal quarterly installments over the following four quarters, subject to requisite service requirements.

The following table summarizes the RSU activity under the 2023 Plan for the six months ended June 30, 2026:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2025	703,578	$7.47
Granted	673,461	6.65
Vested	(210,521)	6.85
Forfeited	(163,956)	7.44
Unvested as of June 30, 2026	1,002,562	$7.06

The total grant date fair values of RSUs vested during the three months ended June 30, 2026 and June 30, 2025 were $0.3 million and $0.2 million, respectively. The total grant date fair values of RSUs vested during the six months ended June 30, 2026 and June 30, 2025 were $1.4 million and $1.0 million, respectively.

As of June 30, 2026, there was $5.1 million of unrecognized stock-based compensation expense related to RSUs estimated to be recognized over a weighted-average period of 3.09 years.

PRSU activity

During the six months ended June 30, 2026, a total of 243,275 PRSUs were granted to employees under the 2023 Plan that vest or vested upon the achievement of certain performance conditions over periods ranging from approximately four months to approximately 11 months, subject to requisite service requirements. During the six months ended June 30, 2025, a total of 217,500 PRSUs were granted to certain employees under the 2023 Plan that vested upon the achievement of certain performance conditions generally over an approximate 18-month period, subject to requisite service requirements.

The following table summarizes the PRSU activity under the 2023 Plan for the six months ended June 30, 2026:

	Number of	Weighted- Average Grant Date Fair Value
	Shares	(per share)
Unvested as of December 31, 2025	140,700	$7.33
Granted	243,275	6.35
Vested	(295,282)	6.62
Forfeited	(85,442)	7.05
Unvested as of June 30, 2026	3,251	$5.46

During the three and six months ended June 30, 2026, performance metrics were achieved associated with 295,282 PRSUs with a weighted-average grant date fair value of $6.62 per share that were declared vested but were outstanding as of June 30, 2026 because their distributions were not settled. The total grant date fair values of PRSUs vested during the three and six months ended June 30, 2026 were $2.0 million. No PRSUs vested during the three or six months ended June 30, 2025.

Employee Stock Purchase Plan

Under the 2023 ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning of the offering period or the end of each six-month purchase period. Each offering period of two years will consist of four six-month purchase periods, subject to reset on the first day of each purchase period depending on the fair market values of the Company's stock. Employees may not purchase more than 6,000 shares of the Company's common stock during any purchase period. The first purchase period within the first offering period under the 2023 ESPP commenced during the three months ended December 31, 2024 and concluded during the three months ended March 31, 2025; following reset, the first purchase period within the second offering period commenced during the three months ended March 31, 2025 and concluded during the three months ended September 30, 2025; and the second purchase period within the second offering period commenced during the three months ended September 30, 2025 and concluded during the three months ended March 31, 2026. During the six months ended June 30, 2026, a total of 52,285 shares were issued under the 2023 ESPP at a weighted-average purchase price of $2.74 per share with total proceeds of approximately $0.1 million received by the Company. During the six months ended June 30, 2025, a total of 65,342 shares were issued under the 2023 ESPP at a weighted-average purchase price of $2.61 per share with total proceeds of approximately $0.2 million received by the Company. As of and during the six months ended June 30, 2026 and June 30, 2025, stock-based compensation expense recorded, as well as the estimated fair value of unearned and unrecognized stock-based expense expected to be recorded, related to the 2023 ESPP were not material.

Stock-based compensation expense

Stock-based compensation expense was classified as follows in the Company’s unaudited condensed statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development expense	$2,665	$1,387	$3,716	$3,264
General and administrative expense	3,025	1,684	4,730	3,504
Total stock-based compensation expense	$5,690	$3,071	$8,445	$6,768

10. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(25,867)	$(26,103)	$(46,063)	$(58,759)
Denominator:
Weighted-average common shares outstanding, basic and diluted	85,626,751	43,573,628	83,417,555	38,372,704
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.60)	$(0.55)	$(1.53)

11. Commitments and Contingencies

Leases—As of June 30, 2026, the Company had entered into commitments under lease agreements to rent laboratory and office space and finance equipment (see Note 7).

Commitments—As of June 30, 2026, the Company had entered into commitments under license, acquisition, research collaboration and sponsored research agreements with third parties (see Note 12). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30 to 60 days’ written notice, unless otherwise indicated. Further, certain of the Company’s manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.

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

12. License, Acquisition, Research and Collaboration and Sponsored Research Agreements

Adverum Biotechnologies—On January 25, 2021, the Company entered into an exclusive license agreement with Adverum Biotechnologies Inc. (“Adverum”) to in-license materials and technology related to the treatment of cardiomyopathy due to Friedreich's ataxia ("FA") (as amended in February 2022, the “Adverum Agreement”). In connection with the Adverum Agreement, the Company gained access to a portfolio of inventions, patent rights, technology, and licensed methods that the Company continues to develop, and the Company will assume all development and commercialization activities worldwide. Pursuant to the Adverum Agreement, the Company paid a one-time up-front non-refundable fee of $7.5 million, and is obligated to pay aggregate development and regulatory milestones of up to $17.5 million including a $3.5 million development milestone that was achieved and paid in the first quarter of 2023, and aggregate sales event and commercialization milestones of up to $49.0 million. The Company is obligated to pay Adverum tiered royalties ranging from high single-digits to sub teens based on annual aggregate worldwide net sales of Products (as defined in the Adverum Agreement). As of June 30, 2026, there were no research and development expenses recorded by the Company or payments made to Adverum under the terms of the Adverum Agreement other than the one-time up-front non-refundable fee of $7.5 million and the $3.5 million development milestone that was achieved and paid in the first quarter of 2023.

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

During the three months ended June 30, 2026, the Company did not incur any research and development costs and paid $0.4 million in connection with the Cornell License Agreements. During the six months ended June 30, 2026, the Company incurred $0.4 million of research and development costs and paid $0.4 million in connection with the Cornell License Agreements. During the three and six months ended June 30, 2025, the Company incurred and paid $0.1 million of research and development costs in connection with the Cornell License Agreements.

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

Stelios entered into an exclusive worldwide license agreement on August 6, 2020 (as amended, the “Second UCSD Agreement”) with The Regents of UCSD to in-license materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy. On November 14, 2025, the Company entered into an amended and restated license agreement with UCSD, which amended and restated in its entirety, the Second UCSD Agreement (the "Amended and Restated Second UCSD Agreement"). The Amended and Restated Second UCSD Agreement maintained the Company's prior exclusive worldwide license to materials and intellectual property related to a gene therapy for hypertrophic cardiomyopathy, replaced Stelios with the Company as licensee, and exclusively in-licensed additional materials and intellectual property related to the LX2022 program. Stelios previously paid a one-time up-front non-refundable cash fee of $20,000 under the Second UCSD Agreement. The Amended and Restated Second UCSD Agreement requires the Company to pay aggregate development and commercialization milestones of up to $2.4 million, and low-single digit royalties based on aggregate net sales. The only research and development expense incurred by Stelios or the Company, and payment made to The Regents of UCSD through June 30, 2026 under the terms of the Second UCSD Agreement and the Amended and Restated Second UCSD Agreement, was the one-time up-front non-refundable cash fee of $20,000. The Company has the right to terminate the Amended and Restated Second UCSD Agreement at any time upon sixty (60)-days’ written notice to The Regents of UCSD.

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

On April 13, 2024, the Company entered into a third sponsored research agreement with The Regents of UCSD (as amended, the “Third UCSD SRA”) for the Company’s LX2022 program in connection with the Second UCSD Agreement. Under the terms of the Third UCSD SRA, the Company has the first rights to obtain non-exclusive or exclusive, sublicensable, royalty-bearing, perpetual and transferable worldwide licenses in any resulting inventions owned by The Regents of UCSD or resulting inventions jointly owned between the Company and The Regents of UCSD, and the Company retains the rights to any resulting inventions owned by the Company. The Third UCSD SRA had a two-year term that expired during the three and six months ended June 30, 2026.

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

During the three and six months ended June 30, 2026, the Company did not incur any research and development expenses and paid $0.5 million to The Regents of UCSD in connection with the Amended UCSD SRAs. During the three months ended June 30, 2025, the Company incurred $30,000 of research and development expenses and did not make any payments to The Regents of UCSD in connection with the UCSD SRAs. During the six months ended June 30, 2025, the Company incurred and paid $0.1 million of research and development expenses to The Regents of UCSD in connection with the UCSD SRAs. As of June 30, 2026, the Company has incurred and paid cumulative totals of $5.7 million pursuant to the UCSD SRAs.

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

13. Segment Information

The Company's Chief Operating Decision Maker ("CODM") is its CEO and senior leadership team. All of the Company’s operating results are reviewed by the Company’s CODM within the same statement of operations and comprehensive loss whether research and development (by program) or general and administrative in nature. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure. The Company's CODM regularly reviews total expenses and expenses by significant areas such as departments and programs to make decisions when evaluating the Company's financial performance. The Company does not evaluate performance or allocate resources based on segment asset data and therefore such information is not presented. All long-lived assets are located in the United States.

The following table contains additional information on the Company's net loss, including significant segment expenses for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense
LX2006	$6,774	$3,127	$13,445	$6,937
LX2020	1,313	4,191	3,007	8,920
Other programs	2,096	580	2,764	1,346
Employee compensation expenses	4,142	4,089	7,856	8,460
Lab-related costs and supplies	532	345	995	677
All other research and development expense	4,170	2,389	6,663	5,552
General and administrative expense
Employee compensation expenses	2,039	2,039	3,959	4,289
All other general and administrative expense	6,954	13,928	11,664	28,312
Other income and expense, net	(2,153)	(4,585)	(4,290)	(5,734)
Net loss	$(25,867)	$(26,103)	$(46,063)	$(58,759)

14. Subsequent Events

Subsequent events have been evaluated through August 12, 2026, which is the date that these unaudited condensed financial statements were issued and were available to be issued.

In July 2026, the Company sold 3,109,103 shares of its common stock under the ATM Program pursuant to the Sales Agreement with Leerink at a volume-weighted average price of $4.70 per share, and received gross and net proceeds of approximately $14.6 million and $14.1 million, respectively, after deducting approximately $0.4 million of fees paid to Leerink and $0.1 million of other third-party offering costs (see Note 8).

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

LX2006 for the treatment of FA cardiomyopathy

Our most advanced cardiovascular product candidate is LX2006 for the treatment of FA cardiomyopathy.

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

In February 2026, we submitted the final registrational trial design and statistical analysis plan, or SAP, for the SUNRISE‑FA 2 pivotal study to the FDA following a Type B meeting. In June 2026, we announced that we have finalized the SUNRISE-FA 2 pivotal study protocol and SAP for LX2006, each incorporating the FDA's feedback to date and intended to support a BLA submission to the FDA in the first half of 2028 under the accelerated approval pathway. The SUNRISE-FA 2 study was initiated in June 2026. We are continuing to engage with the FDA regarding the confirmatory evidence strategy for the SUNRISE-FA 2 study.

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
•
Increases in PKP2 protein expression versus baseline at three months in all participants that had undergone cardiac biopsies (n=7) assessed by western blot. Dose-dependent increases observed, with mean increase of 90% (previously reported 93% due to a calibration error) in the low-dose cohort (n=2) and 162% mean increase in the high-dose cohorts (n=5).

Across all participants dosed, LX2020 has been generally well-tolerated to date with no clinically significant complement activation.

In August 2026, we announced that we received Regenerative Medicine Advanced Therapy, or RMAT, designation for LX2020 for the treatment of PKP2-ACM from the FDA based on recent interim data from our ongoing Phase I/II clinical trial in PKP2-ACM. RMAT designation provides opportunities for increased FDA interaction and may help expedite the development of LX2020.

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

Current and Future Capital Requirements

To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock. As of June 30, 2026, we had $234.2 million of cash, cash equivalents, and investments in U.S. Treasury securities, and in July 2026, we sold 3,109,103 shares of our common stock under the ATM Program for net proceeds of approximately $14.1 million after transaction costs. We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current gene therapy candidates or any future gene therapy candidates. Our net losses for the six months ended June 30, 2026 and the year ended December 31, 2025 were $46.1 million and $100.0 million, respectively, and our accumulated deficit was $426.2 million at June 30, 2026. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and operate as a public company.

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense for personnel in executive, accounting, business development, legal, human resources and administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, depreciation, and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, consulting, investor and public relations, tax and audit services.

We expect that in the near to medium term future our general and administrative expenses may increase relative to those incurred during the three and six months ended June 30, 2026 on a quarterly basis and on an annualized basis, due to anticipated sales and marketing costs as we approach expected commercialization of our product candidates, if approved, while supporting the continued research and development of our programs and the growth of our business.

Gain on long-term investment

Gain on long-term investment includes non-operating income related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Other expense, net

Other expense, net includes foreign exchange gains and (losses).

Interest expense

Interest expense is primarily associated with our finance right-of-use asset equipment leases.

Interest income

Interest income is primarily related to interest earned from our investments in U.S Treasury securities and U.S. government money market funds, as well as interest earned on interest-bearing demand deposit cash accounts and a cash collateral account.

(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net

(Amortization of premium) and accretion of discount on investments in U.S. Treasury securities, net consists of amortization of premium and accretion of discount on our investments in U.S. Treasury securities.

Income taxes

Provision for income taxes consists of U.S. federal and state income taxes in the jurisdictions where we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at June 30, 2026, December 31, 2025 and June 30, 2025. As of June 30, 2026, December 31, 2025 and June 30, 2025, we had no unrecognized tax benefits.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$19,027	$14,721	$4,306
General and administrative	8,993	15,967	(6,974)
Total operating expenses	28,020	30,688	(2,668)
Operating loss	(28,020)	(30,688)	2,668
Other income and expense
Gain on long-term investment	-	3,390	(3,390)
Other expense, net	(6)	(14)	8
Interest expense	(14)	(25)	11
Interest income	2,194	1,268	926
Amortization of premium on investments in U.S. Treasury securities, net	(21)	(34)	13
Total other income and expense	2,153	4,585	(2,432)
Loss from operations before income taxes	(25,867)	(26,103)	236
Income taxes	-	-	-
Net Loss	$(25,867)	$(26,103)	$236

Research and development expenses

The following table summarizes our research and development expenses incurred for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct external research and development expenses by program:
LX2006	$6,774	$3,127	$3,647
LX2020	1,313	4,191	(2,878)
Other programs	2,096	580	1,516
Total direct external research and development expenses by program	10,183	7,898	2,285
Unallocated research and development expenses:
Employee and stock-based compensation expenses	6,807	5,476	1,331
Professional fees	579	320	259
Lab-related costs and supplies	532	345	187
Other unallocated costs, including facilities	926	682	244
Total unallocated research and development expenses:	8,844	6,823	2,021
Total research and development expenses	$19,027	$14,721	$4,306

The net increase of $4.3 million in research and development expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a net increase in clinical trial expenses of $3.1 million, as well as an increase in stock-based compensation expense of $1.3 million primarily due to the achievement of performance metrics associated with Performance Restricted Stock Units, or PRSUs.

General and administrative expenses

The net decrease of $7.0 million in general and administrative expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a decrease in third-party legal fees and associated costs of $9.7 million. This decrease was partially offset by an increase in stock-based compensation expense of $1.3 million primarily due to the achievement of performance metrics associated with PRSUs, as well as an increase in professional services costs of $0.8 million primarily associated with preparatory commercial market research activities.

Gain on long-term investment

We recorded non-operating income of approximately $3.4 million during the three months ended June 30, 2025 related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Interest income

We recognized interest income of $2.2 million and $1.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively, primarily related to interest earned on our investments in U.S Treasury securities and U.S. government money market funds, with the increase due to higher invested balances, which was partially offset by lower interest rates.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$34,730	$31,892	$2,838
General and administrative	15,623	32,601	(16,978)
Total operating expenses	50,353	64,493	(14,140)
Operating loss	(50,353)	(64,493)	14,140
Other income and expense
Gain on long-term investment	-	3,390	(3,390)
Other expense, net	(7)	(18)	11
Interest expense	(31)	(53)	22
Interest income	4,307	2,461	1,846
(Amortization of premium) accretion of discount on investments in U.S. Treasury securities, net	21	(46)	67
Total other income and expense	4,290	5,734	(1,444)
Loss from operations before income taxes	(46,063)	(58,759)	12,696
Income taxes	-	-	-
Net Loss	$(46,063)	$(58,759)	$12,696

Research and development expenses

The following table summarizes our research and development expenses incurred for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct external research and development expenses by program:
LX2006	$13,445	$6,937	$6,508
LX2020	3,007	8,920	(5,913)
Other programs	2,764	1,346	1,418
Total direct external research and development expenses by program	19,216	17,203	2,013
Unallocated research and development expenses:
Employee and stock-based compensation expenses	11,572	11,724	(152)
Professional fees	1,327	814	513
Lab-related costs and supplies	995	677	318
Other unallocated costs, including facilities	1,620	1,474	146
Total unallocated research and development expenses:	15,514	14,689	825
Total research and development expenses	$34,730	$31,892	$2,838

The net increase of $2.8 million in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to increases in (i) clinical trial expenses of $3.6 million, (ii) program and portfolio management expenses of $0.5 million, (iii) stock-based compensation expense of $0.5 million primarily due to the achievement of performance metrics associated with PRSUs partially offset by forfeitures due to employee separations, and (iv) milestone expenses of $0.4 million associated with our LX1001 program. These increases were partially offset by a net decrease in CMC expenses of $1.3 million, as well as a decrease in non-stock based compensation expenses of $0.6 million due to employee separations.

General and administrative expenses

The net decrease of $17.0 million in general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to a decrease in third-party legal fees and associated costs of $20.4 million. This decrease was partially offset by an increase in professional service, consultant, and recruiting fees of $1.4 million including for preparatory commercial market research, business development, and other general and administrative activities, as well as an increase in stock-based compensation expense of $1.2 million primarily related to the achievement of performance metrics associated with PRSUs.

Gain on long-term investment

We recorded non-operating income of approximately $3.4 million during the six months ended June 30, 2025 related to an unrealized gain on convertible preferred stock received that was recorded at fair value to long-term investment.

Interest income

We recognized interest income of $4.3 million and $2.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively, primarily related to interest earned on our investments in U.S Treasury securities and U.S. government money market funds, which was partially offset by lower interest rates.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. Since our inception through June 30, 2026, we funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents, and investments in U.S. Treasury Securities of $234.2 million and $246.6 million, respectively.

During the three and six months ended June 30, 2026, we sold 4,424,778 shares of our common stock under the ATM Program for net proceeds of approximately $23.6 million after transaction costs, and in July 2026, we sold 3,109,103 shares of our common stock under the ATM Program for net proceeds of approximately $14.1 million after transaction costs.

We believe that our cash, cash equivalents, and investments in U.S. Treasury securities balances will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in “Item 1A. Risk Factors.”

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Six Months Ended June,
	2026	2025
Net cash used in operating activities	$(38,741)	$(48,935)
Net cash provided by (used in) investing activities	41,724	(23,574)
Net cash provided by financing activities	26,851	72,971
Net increase in cash	$29,834	$462

Operating activities

During the six months ended June 30, 2026, net cash used in operating activities was $38.7 million and consisted primarily of our net loss of $46.1 million and net cash used in changes in operating assets and liabilities of $2.2 million, which were partially offset by $8.4 million of stock-based compensation expense and $1.1 million of depreciation expense and amortization of operating and finance right-of-use assets.

During the six months ended June 30, 2025, net cash used in operating activities was $48.9 million and consisted primarily of our net loss of $58.8 million, which included an unrealized gain of $3.4 million recorded to other non-operating income upon receipt of our long-term investment in convertible preferred stock, and which was partially offset by $6.8 million of stock-based compensation expense, $5.4 million of net cash provided by changes in operating assets and liabilities, and $1.0 million of depreciation and amortization of operating and finance right-of-use assets.

Investing activities

During the six months ended June 30, 2026, net cash provided by investing activities was $41.7 million and consisted primarily of proceeds from sales or maturities of investments in U.S. Treasury securities of $53.7 million, which was partially offset by $12.0 million of purchases of investments in U.S. Treasury securities.

During the six months ended June 30, 2025, net cash used in investing activities was $23.6 million and consisted primarily of purchases of investments in U.S. Treasury securities of $55.4 million, which was partially offset by $31.9 million of proceeds received upon sales or maturities of investments in U.S. Treasury securities.

Financing activities

During the six months ended June 30, 2026, net cash provided by financing activities was $26.9 million and consisted primarily of proceeds received from the sale of shares of our common stock under the ATM Program of $24.2 million net of $0.8 million of related transaction costs paid during the period, the exercise of common warrants of $2.4 million, and common stock issuances under the 2023 ESPP of $0.1 million, which were partially offset by $0.3 million of principal payments made on equipment finance leases.

During the six months ended June 30, 2025, net cash provided by financing activities was $73.0 million and consisted primarily of the net proceeds received from the May 2025 Private Placement offering of $73.1 million, as well as proceeds received from the common stock issuances under the 2023 ESPP of $0.2 million, which were partially offset by $0.3 million of principal payments made on equipment finance leases.

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

Other than as disclosed in Note 2 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our audited financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2026, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of Legal Proceedings, see Note 11 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. For the six months ended June 30, 2026 and the fiscal year ended December 31, 2025, we incurred net losses of $46.1 million and $100.0 million, respectively, and we had an accumulated deficit of $426.2 million as of June 30, 2026. To date, we have primarily financed our operations with net proceeds from the sale of shares of our convertible preferred stock, common stock, and pre-funded warrants and warrants to purchase our common stock . We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2026, we had cash, cash equivalents, and investments in U.S. Treasury securities of $234.2 million, and in July 2026, we sold 3,109,103 shares of our common stock under the ATM Program for net proceeds of approximately $14.1 million after transaction costs. We believe that our cash, cash equivalents and investments in U.S. Treasury securities balances will be sufficient to fund our operating expenses and capital requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Clinical testing is expensive, can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be initiated on schedule, conducted as planned or completed on schedule, if at all. To date, we are sponsoring clinical trials of LX2006 and LX2020, including the pivotal trial of LX2006 initiated in June 2026 for potential accelerated approval. Failure can occur at any time during the clinical trial process. Even if our ongoing and future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted diseases or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

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

We have received Fast Track designation for LX2006 for the treatment of FA cardiomyopathy, and for LX2020 for the treatment of PKP2-ACM. We have also received Breakthrough Therapy designation for LX2006 for the treatment of FA cardiomyopathy, as well as RMAT designation for LX2006 for the treatment of FA cardiomyopathy and for LX2020 for the treatment of PKP2-ACM. LX2006 has also been selected by the FDA to participate in its CDRP program, which is intended to facilitate expedited CMC development of investigational therapies with expedited clinical development timeframes via an increased level of communication with the FDA on CMC development. While we may seek Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, for some or all of our product candidates, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or RMAT designation, or participation in the CDRP program, does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular time frame. In addition, the FDA may withdraw Fast Track, Breakthrough Therapy, or RMAT designation, or remove a product candidate from the CDRP program, if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, Breakthrough Therapy and/or RMAT designation, or participation in the CDRP program, alone, does not guarantee qualification for the FDA’s priority review procedures.

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

We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to LX2006, we are aware of clinical stage gene therapy programs in development at Solid Biosciences Inc. and those being developed in collaborations between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc. Among other treatment modalities for FA, we are aware that Larimar Therapeutics, Inc. is developing a clinical stage product candidate, nomlabofusp, Design Therapeutics is developing a clinical stage product candidate, DT-216P2, and PTC Therapeutics, Inc. has announced plans to initiate a Phase 3 study for vatiquinone. Reata Pharmaceuticals, Inc.’s omaveloxolone (Skyclarys) was approved by the FDA in 2023, and Biogen Inc. acquired Reata Pharmaceuticals, Inc. for approximately $7.3 billion in the same year and is currently commercializing Skyclarys.

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

The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Most significantly, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue and update guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In June 2026, CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the maximum fair pricing for the Medicare Drug Price Negotiation Program for 2028. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and achieve and sustain profitability. In addition, the One Big Beautiful Bill Act, or OBBBA, which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, recent government shutdowns, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA, which may have a material impact on the industry and our clinical development plans.

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

Compliance with these and any other applicable privacy, data protection and cybersecurity laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new and evolving laws and regulations. Further, many privacy, data protection, and cybersecurity regimes are evolving and are inconsistent across jurisdictions. If we fail, or are alleged to fail, to comply with any such laws or regulations, we may face regulatory inquiries, investigations, and other proceedings, private claims and litigation, and significant fines and penalties that could adversely affect our business, financial condition and results of operations. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, became enforceable on July 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, which became effective as of January 1, 2023, amended the CCPA and imposes additional privacy obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The amendments introduced by the CPRA also created a new California Privacy Protection Agency to implement and enforce this legislation, and it is anticipated that this development could result in increased privacy and information security enforcement. Although the CCPA, as amended by the CPRA, currently exempts certain health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability if we expand our operations into California. Similar broad consumer privacy laws have been enacted in Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oklahoma, Oregon, Rhode Island, Tennessee, Texas, Utah, Vermont and Virginia and have been proposed in numerous other states and at the federal level. If passed, these bills may provide for various requirements that would make compliance challenging, particularly in light of certain conflicting and otherwise various requirements in the state privacy laws that have been enacted.

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

As of June 30, 2026, we had 63 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We did not issue any unregistered equity securities during the six months ended June 30, 2026.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect)	8-K	001-41855	3.1	November 7, 2023

3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect)	8-K	001-41855	3.2	November 7, 2023

10.1*†	Amendment No. 3, dated June 9, 2026, to the Third License Agreement, dated April 21, 2024, by and between Cornell University and the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

LEXEO THERAPEUTICS, INC.

August 12, 2026	By:	/s/ R. Nolan Townsend
R. Nolan Townsend
Chief Executive Officer and Director (Principal Executive Officer)

August 12, 2026	By:	/s/ Louis Tamayo
Louis Tamayo
Chief Financial Officer (Principal Financial and Accounting Officer)